Form 10-Q
period 1995-03-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1995-05-15
CIK 709136

FORM 10-Q

                       Securities and Exchange Commission
                            Washington, D.C.   20549

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From                      to
                               --------------------    ---------------------

Commission file number 0-10881 NY
                       ----------

                      GRAHAM-FIELD HEALTH PRODUCTS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                    11-2578230
- ------------------------------------------      --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

400 Rabro Drive East, Hauppauge, New York                  11788
- -------------------------------------------     --------------------------------
(Address of principal executive offices)                  (Zip Code)

                                  (516) 582-5900
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                  Not applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes    X       No
                                                        -------       -------

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by the court.  Yes             No
                                                        -------        ------


                      Applicable Only to Corporate Issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.025 Par Value--- 13,002,000 shares as of May 11, 1995

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------

                                    I N D E X
                                    ---------

Part I.   Financial Information:                                            Page
                                                                            ----


     Item 1.   Financial Statements:


               Condensed Consolidated Balance Sheets -
               March 31, 1995 (Unaudited) and December 31, 1994
               (Audited)                                                     3


               Condensed Consolidated Statements of Operations for
               the three months ended March 31, 1995 and 1994
               (Unaudited)                                                   4


               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 1995 and 1994 (Unaudited)        5/6



               Notes to Condensed Consolidated Financial Statements          7/8



     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9/10/11




Part II.  Other Information:


     Item 1.  Legal Proceedings                                              11


     Item 6.  Exhibits and Reports on Form 8-K                               11

        PART I.   FINANCIAL INFORMATION
                  ---------------------

        Item 1.   Financial Statements

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                 GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------------

                                                    March 31,    December 31,
             ASSETS                                    1995          1994
             ------                               ------------   ------------

                                                  (unaudited)     (audited)
        CURRENT ASSETS:
          Cash and cash equivalents              $  1,426,000    $   121,000
          Accounts receivable - net                18,780,000     19,173,000
          Inventories                              26,802,000     30,410,000
          Other current assets                      1,101,000      1,135,000
          Recoverable and prepaid income taxes
                                                      237,000        239,000
                                                 ------------   ------------
             TOTAL CURRENT ASSETS                  48,346,000     51,078,000

        PROPERTY, PLANT AND EQUIPMENT - net         8,977,000      9,245,000
        EXCESS OF COST OVER NET ASSETS ACQUIRED
          - net                                    29,303,000     29,531,000
        INVESTMENT IN LEVERAGED LEASE                 488,000        488,000
        OTHER ASSETS                                5,461,000      5,659,000
        DEFERRED TAX ASSET                          3,449,000      3,493,000
                                                 ------------   ------------
             TOTAL ASSETS                         $96,024,000    $99,494,000
                                                  ===========    ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

        CURRENT LIABILITIES:
          Note payable to bank                  $      -        $    673,000
          Current maturities of long-term debt        622,000        615,000
          Accounts payable                          5,333,000      7,901,000
          Acceptances payable                      10,350,000     10,350,000
          Accrued expenses                          2,929,000      3,257,000
                                                  -----------    -----------
             TOTAL CURRENT LIABILITIES             19,234,000     22,796,000


        LONG-TERM DEBT                              1,450,000      1,596,000
        GUARANTEED SENIOR NOTES                    20,000,000     20,000,000
                                                  -----------    -----------
             TOTAL LIABILITIES                     40,684,000     44,392,000

        STOCKHOLDERS' EQUITY:
          Preferred Stock                             --              --
          Common Stock                                325,000        323,000
          Additional paid-in capital               63,315,000     63,145,000
          (Deficit)                                (8,300,000)    (8,366,000)
                                                  ------------   -----------
             TOTAL STOCKHOLDERS' EQUITY            55,340,000     55,102,000

        COMMITMENTS AND CONTINGENCIES

             TOTAL LIABILITIES AND STOCKHOLDERS'
                                                  -----------    -----------
              EQUITY                              $96,024,000    $99,494,000
                                                  ===========    ===========

        See notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------------
                                     (Unaudited)


                                                      Three Months Ended

                                                            March 31
                                                      -------------------
                                                    1995           1994
                                                -----------    -----------
        REVENUES:
         Operations                             $24,491,000    $22,437,000
         Interest and other income                    8,000         19,000
                                               ------------  -------------
                                                 24,499,000     22,456,000
        COST AND EXPENSES:
         Cost of revenues                        16,772,000     15,444,000
         Selling, general and administrative      6,872,000      6,936,000
         Interest expense                           745,000        624,000
                                                 ----------   ------------

                                                 24,389,000     23,004,000

         INCOME (LOSS) BEFORE INCOME TAXES
         (BENEFIT)                                  110,000      (548,000)

        INCOME TAXES (BENEFIT)                       44,000      (176,000)
                                                  ---------   -----------

        NET  INCOME (LOSS)                      $    66,000   $  (372,000)
                                                ===========   ===========

        PER SHARE DATA:

        NET INCOME (LOSS) PER SHARE             $       .01   $      (.03)
                                                ===========   ===========

        WEIGHTED AVERAGE NUMBER OF COMMON
         AND COMMON EQUIVALENT SHARES
         OUTSTANDING                             12,950,000    12,821,000
                                                ===========   ===========

        See notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------------
                                     (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                        ------------------

                                                         1995         1994
                                                     -----------  ----------

     OPERATING ACTIVITIES
      Net income (loss)                             $  66,000  $   (372,000)
      Adjustments to reconcile net
      income (loss) to net cash provided by
       operating activities:
        Depreciation and amortization                 841,000       813,000
        Provision for losses on accounts
         receivable                                    73,000        90,000
        Deferred income taxes                          44,000      (176,000)
        Other                                          -              2,000
        Changes in operating assets and
        liabilities:
          Accounts receivable                         320,000       378,000
          Inventories, other current assets and
           recoverable and prepaid income taxes     3,644,000       761,000
           Accounts and acceptances payable
           and accrued expenses                    (2,896,000)      227,000
                                                 ------------   -----------
               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES            2,092,000     1,723,000
                                                  -----------   -----------


     INVESTING ACTIVITIES
      Purchases of property, plant and equipment
                                                     (168,000)     (215,000)
      Decrease of other assets                         21,000        32,000
                                                 ------------  ------------
               NET CASH (USED IN) INVESTING

                             ACTIVITIES          $   (147,000)  $  (183,000)
                                                 ------------   -----------

                 GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------------
                                     (Unaudited)

                                                          Three Months Ended

                                                               March 31
                                                       ---------------------

                                                         1995          1994
                                                     -----------   -----------
        FINANCING ACTIVITIES

        Proceeds from note payable to bank          $ 1,000,000 $      --
        Payments on note payable to bank             (1,673,000)
        Principal payments on long term debt           (139,000)      (97,000)
        Proceeds on exercise of stock options           172,000        20,000
                                                    -----------   -----------

             NET CASH (USED IN) FINANCING ACTIVITIES
                                                       (640,000)      (77,000)
                                                     ----------   -----------

             INCREASE IN CASH AND CASH EQUIVALENTS
                                                      1,305,000     1,463,000

             CASH AND CASH EQUIVALENTS AT
                  BEGINNING OF PERIOD                   121,000       565,000
                                                    -----------   -----------

             CASH AND CASH EQUIVALENTS AT
                         END OF PERIOD              $ 1,426,000   $ 2,028,000
                                                    ===========   ===========














        See notes to condensed consolidated financial statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------------
                                     (Unaudited)

1.   GENERAL
     -------

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 (unaudited) and December 31, 1994 (audited), the results of operations for the three months ended March 31, 1995 and 1994 (unaudited) and the statements of cash flows for the three months ended March 31, 1995 and 1994 (unaudited).

     Additionally, it should be noted that the accompanying financial statements and notes thereto do not purport to be complete disclosures in conformity with generally accepted accounting principles.

     While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Inventories at March 31, 1995 have been valued at average cost based on perpetual records or the gross profit method.

     The results of operations for the three months ended March
31, 1995 and 1994 are not necessarily indicative of results for the full year.

     Certain 1994 amounts have been reclassified to conform with 1995 classifications.


2.   NET INCOME (LOSS) PER SHARE
     ---------------------------

     Net income per common share for 1995 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Net loss per common share for 1994 was computed using the weighted average number of common shares outstanding during the period.


3.   INVENTORIES
     -----------

     Inventories consist of the following:

                                   March 31    December 31
                                    1995        1994
                                -----------    -----------

           Raw materials        $ 2,866,000    $ 3,112,000
           Work-in-process        1,482,000      1,183,000
           Finished goods        22,454,000     26,115,000
                                -----------    -----------
                                $26,802,000    $30,410,000
                                ===========    ===========

                 GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------------
                                     (Unaudited)

4.   INCOME TAXES
     ------------

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are
expected to reverse.   As of March 31, 1995, the Company has
recorded net deferred tax assets of $3,449,000. These tax assets are primarily composed of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. Based upon the Company's expectation that future taxable income will exceed $9,322,000 prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards.
Future taxable income is expected to be derived from the Company's existing operations and a tax planning strategy which anticipates the recognition of a taxable gain on the sale of appreciated assets.

5.   OTHER MATTERS
     -------------

     On March 23, 1995, the Company entered into a letter of intent to sell the Consumer Business of its HealthTeam subsidiary to the Lumiscope Company, in exchange for the acquisition of the Medical Products Division of Lumiscope, a privately owned company. The Medical Products Division of Lumiscope currently markets and distributes Tens Units, sphygmomanometers, stethoscopes, patient aids and other medical products to the home healthcare and medical/surgical markets. The consumer business of the Company's HealthTeam subsidiary markets and distributes diagnostic products, breast pumps and related accessories, infrared heat lamps, massagers, and a variety of consumer health products to the consumer/retail market. The transaction, which is currently expected to be completed in May 1995, is subject to certain conditions, and there is no assurance that the transaction will be completed.

6.   LEGAL PROCEEDINGS
     -----------------

     SEE PART II, ITEM 1 ON PAGE 11

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

Operating Revenues
- ------------------

Operating revenues for the three months ended March 31, 1995 increased approximately $2,054,000 or 9% as compared to the same period last year. The increase in operating revenues was primarily due to the Company's improved customer service and efficiency levels, which reflects the continued recovery of certain revenues affected by past service and efficiency problems. In addition, the increase is also attributable to the Company's continued expansion of its product line resulting from new and expanded distribution agreements with vendors.

Interest and Other Income
- -------------------------

Interest and other income for the three months ended March 31, 1995 decreased $11,000, or 58% as compared to the same period last year. The decrease in interest income reflects lower cash balances on hand during the three month period ended March 31, 1995.

Cost of Revenues
- ----------------

Cost of revenues as a percentage of operating revenues for the three months ended March 31, 1995 decreased to 68% from 69% in
the same period last year.   The decrease in cost of revenues is
primarily the result of improved purchasing activities and the implementation of new inventory control procedures.

Selling, General and Administrative Expenses
- --------------------------------------------

Selling, general and administrative expenses as a percentage of operating revenues for the three months ended March 31, 1995 was 28% as compared to 31% in the same period last year. The decrease is primarily due to the efficiencies generated by the investment in new business process systems and the reorganization of the Company's distribution network which has resulted in reduced shipping, freight and warehousing expenses.

Interest Expense
- ----------------

Interest expense for the three months ended March 31, 1995 increased $121,000 or 19% as compared to the same period last year. The increase is primarily due to an increase in interest rates from the prior period and an increase in bankers' acceptances and borrowings outstanding used to finance the Company's investment in warehousing equipment and new systems.


Net Income
- ----------

Income before income taxes for the three months ended March 31, 1995 was $110,000 as compared to a loss before income taxes of $548,000 for the same period last year. The increase in income before income taxes is primarily due to the increase in revenues as a result of improved customer service and efficiency levels, which reflects the continued recovery of certain revenue affected by past service efficiency problems, the improvement in the Company's gross profit margin and the decrease in selling, general and administrative expenses.

Net income for the three months ended March 31, 1995 was $66,000 as compared to a net loss of $372,000 for the same period last year. The Company recorded income tax expense of $44,000 during the three month period ended March 31, 1995, as compared to a income tax benefit of $176,000 recorded during the 1994 period. As of March 31, 1995, the Company has recorded net deferred tax assets of $3,449,000, primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. Based upon the Company's expectation that future taxable income will exceed $9,322,000 prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations and a tax planning strategy which anticipates the recognition of a taxable gain on the sale of appreciated assets. The total deferred tax asset will continue to be evaluated by management as to its
realizability on a quarterly basis.   Uncertainties which could
impact the future realizability , but are not expected to occur include the inability to implement the Company's tax planning strategy, and declines in sales and margins resulting from a possible loss of market share and increased competition.

The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources
- -------------------------------

The Company had working capital of $29,112,000 at March 31, 1995, as compared to $28,282,000 at December 31, 1994. The increase in working capital is primarily attributable to the cash provided by the Company's operating profit of $66,000, which included
$841,000 of amortization and depreciation expense.

Cash provided by operations for the three months ended March 31, 1995 was $2,092,000, as compared to $1,723,000 in the same period last year. The principal reason for the increase in cash provided by operations was the reduction in inventory as a result of the Company's improved purchasing activities, the improved collection of accounts receivable and the Company's operating profit.

The Company anticipates that its current cash balance together with expected cash flow from operations and the anticipated renewal of its bank line of credit will be sufficient to meet its working capital requirements.

Financing
- ---------

At March 31, 1995, the Company had an unsecured line-of-credit with a bank available for letters of credit, acceptances and short-term borrowings. The total amount available under the line-of-credit is $20,000,000. The line is available for the direct borrowings in the amount of up to $5,000,000, and provides for commercial letters of credit and bankers' acceptances.
Credit availability under this line is subject to the bank's continuing satisfaction with current financial information. Although the line-of-credit by its terms expires on June 30, 1995, the Company anticipates that the line-of-credit will be renewed.

Interest on short-term borrowings is payable at the bank's prime rate plus 1%, acceptances are created for a fee of 2-1/2% above the bank's acceptance rate, and commercial letters of credit have a commission rate of 3/8% per drawing. At March 31, 1995, there were no direct borrowings under the line. At March 31, 1995, $10,350,000 had been utilized under acceptances payable. Open letters of credit at March 31, 1995 relating to vendor purchases were $1,585,000.

          Part II.  Other Information
                    -----------------

Item 1. Legal Proceedings

There is no action, proceeding or investigation pending or threatened which has or may have a material affect on the condition (financial or otherwise), business, operations or properties of the Company.

Item 6. Exhibits and Reports on Form 8-K

None.

                       S I G N A T U R E S
                       -------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                  (Registrant)


Date:  May 15, 1995                          /s/  Irwin Selinger
           ---                          -------------------------
                                                Irwin Selinger
                                             Chairman of the Board and
                                              Chief Executive Officer


Date:  May 15, 1995                          /s/  Gary M. Jacobs
           ---                          -------------------------
                                                Gary M. Jacobs
                                             Vice President - Finance
                                          Chief Financial and Accounting Officer