Form 10-Q
period 1995-06-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1995-08-14
CIK 709136

FORM 10-Q

                       Securities and Exchange Commission
                            Washington, D.C.  20549


(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1995
                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From                      to
                               --------------------    ---------------------

Commission file number 0-10881 NY
                       ----------

                          GRAHAM-FIELD HEALTH PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        11-2578230
----------------------------                         ---------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                400 Rabro Drive East, Hauppauge, New York  11788
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 582-5900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

   Common Stock, $.025 Par Value--- 13,010,000 shares as of August 10, 1995

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
              ---------------------------------------------------



                                   I N D E X
                                   ---------



Part I.   Financial Information:                                           Page
                                                                           ----


     Item 1.   Financial Statements:


               Condensed Consolidated Balance Sheets -
               June 30, 1995 (Unaudited) and December 31, 1994
               (Audited)                                                    3


               Condensed Consolidated Statements of Operations for
               the three and six months ended June 30, 1995 and 1994
               (Unaudited)                                                  4


               Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 1995 and 1994 (Unaudited)      5/6



               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                  7/8



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

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements

                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                      ---------------------------------------------------

                                                                         June 30,            December 31,

        ASSETS                                                            1995                   1994
        ------                                                       ------------            ------------


                                                                      (unaudited)             (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $     988,000            $   121,000

  Accounts receivable - net                                            19,280,000             19,173,000
  Inventories                                                          24,970,000             30,410,000
  Other current assets                                                  1,462,000              1,135,000

  Recoverable and prepaid income taxes                                    237,000                239,000
                                                                      -----------           ------------
        TOTAL CURRENT ASSETS                                           46,937,000             51,078,000


PROPERTY, PLANT AND EQUIPMENT - net                                     8,669,000              9,245,000
EXCESS OF COST OVER NET ASSETS ACQUIRED - net                          29,075,000             29,531,000
INVESTMENT IN LEVERAGED LEASE                                             487,000                488,000

OTHER ASSETS                                                           5,354,000               5,659,000
DEFERRED TAX ASSET                                                      3,424,000              3,493,000
                                                                      -----------           ------------

        TOTAL ASSETS                                                  $93,946,000            $99,494,000
                                                                      ===========            ===========



        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:

  Note payable to bank                                              $    -                  $    673,000
  Current maturities of long-term debt and
   guaranteed senior notes                                              1,630,000                615,000

  Accounts payable                                                      5,490,000              7,901,000
  Acceptances payable                                                   8,350,000             10,350,000

  Accrued expenses                                                      2,706,000              3,257,000
                                                                      -----------            -----------
        TOTAL CURRENT LIABILITIES                                      18,176,000             22,796,000


LONG-TERM DEBT                                                          1,301,000              1,596,000
GUARANTEED SENIOR NOTES                                                19,000,000             20,000,000
                                                                      -----------            -----------
        TOTAL LIABILITIES                                              38,477,000             44,392,000


STOCKHOLDERS' EQUITY:
  Preferred Stock                                                         --                      --

  Common Stock                                                            325,000                323,000
  Additional paid-in capital                                           63,405,000             63,145,000
  (Deficit)                                                            (8,261,000)            (8,366,000)
                                                                      -----------           ------------

        TOTAL STOCKHOLDERS' EQUITY                                     55,469,000             55,102,000


COMMITMENTS AND CONTINGENCIES

        TOTAL LIABILITIES AND STOCKHOLDERS'
                                                                     ------------            -----------

         EQUITY                                                      $ 93,946,000            $99,494,000
                                                                     ============            ===========

See notes to condensed consolidated financial statements.

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                         ---------------------------------------------------


                                             (Unaudited)



                                                   Three Months Ended                Six Months Ended
                                                        June 30                           June 30
                                                     -------------                    --------------

                                                    1995            1994            1995            1994
                                                  --------        --------        --------        --------

REVENUES:

   Operations                                    $24,327,000     $24,100,000     $48,818,000    $46,537,000

   Interest and other income                           8,000          25,000          16,000         44,000
                                                 -----------     -----------     -----------     ----------
                                                  24,335,000      24,125,000      48,834,000     46,581,000

COST AND EXPENSES:

   Cost of revenues                               16,763,000      16,504,000      33,535,000     31,948,000

   Selling, general and administrative             6,818,000       6,951,000      13,690,000     13,887,000

   Interest expense                                  690,000         648,000       1,435,000      1,272,000
                                                 -----------     -----------     -----------    -----------
                                                  24,271,000      24,103,000      48,660,000     47,107,000

INCOME (LOSS) BEFORE INCOME TAXES
(BENEFIT)                                             64,000          22,000         174,000       (526,000)

INCOME TAXES (BENEFIT)                                25,000          11,000          69,000       (165,000)
                                                ------------    ------------    ------------    -----------

NET INCOME (LOSS)                               $     39,000     $    11,000     $   105,000    $  (361,000)
                                                ============     ===========     ===========    ============

PER SHARE DATA:

NET INCOME (LOSS) PER SHARE                     $        .00     $       .00     $       .01    $      (.03)
                                                ============     ===========     ===========    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING              13,021,000      12,877,000      13,007,000     12,833,000
                                                ============     ===========     ===========    ===========


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

                                                                              Six Months Ended
                                                                                   June 30
                                                                              -----------------

                                                                            1995                 1994
                                                                        -----------          -----------

OPERATING ACTIVITIES
 Net income (loss)                                                  $    105,000          $   (361,000)
 Adjustments to reconcile net
  income (loss) to net cash provided by
   operating activities:
     Depreciation and amortization                                     1,681,000             1,614,000
     Provision for losses on accounts
      receivable                                                         195,000               227,000
     Deferred income taxes                                                69,000              (165,000)
     Deferred Compensation                                                --                     4,000
     Changes in operating assets and
      liabilities:
        Accounts receivable                                             (302,000)           (1,571,000)
        Inventories, other current assets and
         recoverable and prepaid income taxes                          5,115,000             1,187,000
        Accounts and acceptances payable
         and accrued expenses                                         (4,962,000)              (37,000)
                                                                     ------------         ------------
                NET CASH PROVIDED BY
                        OPERATING ACTIVITIES                           1,901,000               898,000
                                                                     -----------           -----------


INVESTING ACTIVITIES
 Purchases of property, plant and equipment                             (295,000)             (515,000)
 Decrease of other assets                                                 42,000              (207,000)
                                                                    ------------          ------------
                NET CASH (USED IN) INVESTING
                                 ACTIVITIES                         $   (253,000)          $  (722,000)
                                                                    ------------           -----------

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued
                                GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                ---------------------------------------------------
                                                    (Unaudited)



                                                                               Six Months Ended

                                                                                   June 30
                                                                             --------------------

                                                                          1995                  1994
                                                                      -----------           -----------
FINANCING ACTIVITIES

Proceeds from note payable to bank                                  $  1,000,000         $      --
Payments on note payable to bank                                      (1,673,000)               --
Principal payments on long term debt                                    (280,000)             (227,000)
Proceeds on exercise of stock options                                    172,000                65,000
                                                                     -----------           -----------


        NET CASH (USED IN) FINANCING ACTIVITIES                         (781,000)             (162,000)
                                                                     -----------           -----------


        INCREASE IN CASH AND CASH EQUIVALENTS                            867,000                14,000

        CASH AND CASH EQUIVALENTS AT
                BEGINNING OF PERIOD                                      121,000               565,000
                                                                     -----------           -----------
        CASH AND CASH EQUIVALENTS AT
                    END OF PERIOD                                   $    988,000           $   579,000
                                                                    ============           ===========




See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
              ---------------------------------------------------
                                  (Unaudited)

1.   GENERAL
     -------

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995 (unaudited) and December 31, 1994 (audited), the results of operations for the three and six months ended June 30, 1995 and 1994 (unaudited) and the statements of cash flows for the six months ended June 30, 1995 and 1994 (unaudited).

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

     Inventories at June 30, 1995 have been valued at average cost based on perpetual records or gross profit method.

     The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of results for the full year.

     Certain 1994 amounts have been reclassified to conform with 1995 classifications.

2.   NET INCOME (LOSS) PER SHARE
     ---------------------------

       Net income per common share for the three and six months ended June 30, 1995 and the three months ended June 30, 1994 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Net loss per common share for the six months ended June 30, 1994 was computed using the weighted average number of common shares outstanding during the period.

3.   INVENTORIES
     -----------

     Inventories consist of the following:

                                             June 30             December 31
                                              1995                 1994
                                          -----------         --------------

                Raw materials             $ 2,673,000            $ 3,112,000
                Work-in-process             1,301,000              1,183,000
                Finished goods             20,996,000             26,115,000
                                           ----------            -----------
                                          $24,970,000            $30,410,000
                                          ===========            ===========

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Continued
              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
              ---------------------------------------------------
                                  (Unaudited)

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

     As of June 30, 1995, the Company has recorded net deferred tax assets of $3,424,000. These tax assets are primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternate minimum tax credits. Based upon the Company's expectation that future taxable income will exceed $9,254,000 prior to December 31, 2009, the Company has not recorded a valuation allowance of these tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations and a tax planning strategy which anticipates the recognition of a taxable gain on the sale of appreciated assets.

5.   OTHER MATTERS
     -------------

     On June 5, 1995, the Company entered into an amended letter of intent to sell the Consumer Business of its HealthTeam subsidiary to the Lumiscope Company, in exchange for the acquisition of the Medical Products Division of Lumiscope, a privately owned company. The Medical Products Division of Lumiscope currently markets and distributes Tens Units, sphygmomanometers, stethoscopes, patient aids and other medical products to the home healthcare and medical/surgical markets. The consumer business of the Company's HealthTeam subsidiary markets and distributes diagnostic products, breast pumps and related accessories, infrared heat lamps, massagers, and a variety of consumer health products to the consumer/retail market. The Company is still in the process of conducting its due diligence and there can be no assurance that the transaction will be completed.


6.   LEGAL PROCEEDINGS
     -----------------

     SEE PART II, ITEM 1 ON PAGE 11

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Operating Revenues
------------------


Operating revenues for the three months ended June 30, 1995 increased approximately $227,000 or 1% as compared to the same period last year. Operating revenues for the six months ended June 30, 1995, increased approximately $2,281,000 or 5% as compared to the same period last year. The increase in operating revenues for the three and six month periods of 1995 compared to 1994 was primarily due to the Company's improved customer service and efficiency levels, which reflects the continued recovery of certain revenues affected by past service and efficiency problems. The revenue increase was achieved despite the troubled economic conditions in Mexico during 1995. The Company's sales to customers in Mexico declined by approximately $600,000 for the first half of 1995 as compared to the first half of 1994. In addition, the increase is also attributable to the Company's continued expansion of its product line resulting from new and expanded distribution agreements with vendors.

Interest and Other Income
-------------------------


Interest and other income for the three and six month periods ended June 30, 1995 decreased $17,000 and $28,000, respectively, as compared to the same periods last year. The decrease in interest and other income reflects lower cash balances on hand during these periods.

Cost of Revenues
----------------


Cost of revenues as a percentage of operating revenues for the three months ended June 30, 1995 increased to 68.9% from 68.5% in the same period last year. The increase in cost of revenues is primarily related to unfavorable exchange rates experienced in the period with foreign suppliers and increased sales in the home healthcare market place, which traditionally has had lower margins. Cost of revenues as a percentage of operating revenues was 68.7% for both the six month periods ended June 30, 1995 and 1994.



Selling, General and Administrative Expenses
--------------------------------------------


Selling, general and administrative expenses as a percentage of operating revenues for the three months ended June 30, 1995 were 28% as compared to 29% in the same period last year. Selling, general and administrative expenses as a percentage of operating revenues for the six months ended June 30, 1995 were 28% as compared to 30% in the same period last year. The decrease in both fiscal periods is primarily due to cost reduction programs and the efficiencies generated by the Company's distribution network and investment in new business systems.

Interest Expense
----------------


Interest expense for the three months ended June 30, 1995 increased $42,000 or 6% as compared to the same period last year. For the six months ended June 30, 1995, interest expense increased $163,000 or 13% as compared to the same period last year. The increase in interest expense in both periods is primarily due to an increase in interest rates from the prior periods.


Net Income
----------


Income before income taxes for the three months ended June 30, 1995 was $64,000 as compared to $22,000 in the same period last year. Income before income taxes for the six months ended June 30, 1995 was $174,000 as compared to a loss before income taxes of $526,000 in the same period last year. The increase in income before income taxes is primarily due to the increase in revenues as a result of improved customer service and efficiency levels, which reflects the continued recovery of certain revenue affected by past service efficiency problems, and the decrease in selling, general and administrative expenses.

Net income for the three months ended June 30, 1995 was $39,000 as compared to $11,000 for the same period last year. Net income for the six months ended June 30, 1995 was $105,000 as compared to a net loss of $361,000 for the same period last year. The Company recorded income tax expense of $69,000 for the six month period ended June 30, 1995, as compared to an income tax benefit of $165,000 recorded during the 1994 period. As of June 30, 1995, the Company has recorded net deferred tax assets of $3,424,000, primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. Based upon the Company's expectation that future taxable income will exceed $9,254,000 prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations and a tax planning strategy which anticipates the recognition of a taxable gain on the sale of appreciated assets. The total deferred tax asset will continue to be evaluated by management as to its
realizability on a quarterly basis.   Uncertainties which could impact the
future realizability, but are not expected to occur include the inability to implement the Company's tax planning strategy, and declines in sales and margins resulting from a possible loss of market share and increased competition.

The Company's business has not been materially affected by inflation.


Liquidity and Capital Resources
-------------------------------

The Company had working capital of $28,761,000 at June 30, 1995, as compared to $28,282,000 at December 31, 1994. The increase in working capital is primarily attributable to the cash provided by the Company's net income of $105,000, which reflects $1,681,000 of amortization and depreciation expense.

Cash provided by operations for the six months ended June 30, 1995 was $1,901,000 as compared to $898,000 in the same period last year. The principal reason for the increase in cash provided by operations was the reduction in inventory as a result of the Company's improved purchasing activities and the Company's operating profit.

The Company anticipates that its current cash balance together with expected cash flow from operations, and its bank line of credit will be sufficient to meet its working capital requirements.


Financing
---------


As of June 30, 1995, the Company renewed its unsecured line-of-credit with its bank for a period of one year. Due to the Company's increase in net income and cash provided from operations, the Company reduced its line of credit from $20,000,000 to $15,000,000 in connection with the June 1995 renewal of the line. The line is available for direct borrowings in the amount of up to $5,000,000, and provides for commercial letters of credit and bankers' acceptances. Credit availability under this line is subject to the bank's continuing satisfaction with current financial information. The line is guaranteed by the Company's wholly-owned subsidiaries. Interest on direct borrowings is payable at 1% above the bank's prime rate, acceptances are created for a fee of 2-1/2% above the bank's acceptance rate and commercial letters of credit have a commission rate of 3/8% per drawing.

At June 30, 1995, there were no direct borrowings under the line. At June 30, 1995, $8,350,000 had been utilized under acceptances payable, which amount was reduced to $7,100,000 in July 1995. Open letters of credit relating to supplier purchases approximated $1,471,000 at June 30, 1995.


Part II.  Other Information
          -----------------

Item 1. Legal Proceedings

There is no action, proceeding or investigation pending or threatened which has or may materially affect the condition (financial or otherwise), business, operations or properties of the Company.

Item 6. Exhibits and Reports on Form 8-K

The Company filed a Form 8-K on July 14, 1995.

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





                                  GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                  (Registrant)



Date:  August 10, 1995                        /s/ Irwin Selinger
                                  ----------------------------------------------
                                                  Irwin Selinger
                                             Chairman of the Board and
                                               Chief Executive Officer



Date:  August 10, 1995                        /s/ Gary M. Jacobs
                                  ----------------------------------------------
                                                  Gary M. Jacobs
                                             Vice President - Finance
                                        Chief Financial and Accounting Officer