Form 10-Q
period 1995-09-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1995-11-14
CIK 709136

FORM 10-Q

                       Securities and Exchange Commission
                            Washington, D.C.   20549

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended September 30, 1995
                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From                      to
                               --------------------    ---------------------

Commission file number 0-10881 NY
                       ----------

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                          11-2578230
----------------------------------------               -------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

400 Rabro Drive East, Hauppauge, New York                         11788
-----------------------------------------              -------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (516) 582-5900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                 ---    ---

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by the court.  Yes         No
                                                        -----      -----

                      Applicable Only to Corporate Issuers

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.025 Par Value---  14,082,130 shares as of November 10, 1995

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------



                                    I N D E X
                                    ---------



Part I.   Financial Information:                                            Page
                                                                            ----


          Item 1.   Financial Statements:


                         Condensed Consolidated Balance Sheets -
                         September 30, 1995 (Unaudited) and December
                         31, 1994 (Audited)                                    3



                         Condensed Consolidated Statements of Operations -
                         three and nine months ended September 30, 1995
                         and 1994 (Unaudited)                                  4



                         Condensed Consolidated Statements of Cash Flows
                         for the nine months ended September 30, 1995
                         and 1994 (Unaudited)                                5/6



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

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------

                                             September 30,       December 31,
     ASSETS                                       1995               1994
     ------                                  ------------        ------------

                                             (unaudited)          (audited)
CURRENT ASSETS:
  Cash and cash equivalents                  $  1,074,000        $   121,000
  Short term investments                        1,995,000             -
  Accounts receivable - net                    19,941,000         19,173,000
  Inventories                                  25,590,000         30,410,000
  Other current assets                          1,936,000          1,135,000
  Recoverable and prepaid income taxes            236,000            239,000
                                              -----------       ------------
       TOTAL CURRENT ASSETS                    50,772,000         51,078,000

PROPERTY, PLANT AND EQUIPMENT - net             8,416,000          9,245,000
EXCESS OF COST OVER NET ASSETS ACQUIRED - net  29,522,000         29,531,000
INVESTMENT IN LEVERAGED LEASE                     487,000            488,000
OTHER ASSETS                                    5,165,000          5,659,000
DEFERRED TAX ASSET                              3,235,000          3,493,000
                                             ------------       -------------
       TOTAL ASSETS                           $97,597,000        $99,494,000
                                              ===========        ===========


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
  Note payable to bank                        $     -            $   673,000
  Current maturities of long-term debt and
   guaranteed senior notes                      1,639,000            615,000
  Accounts payable                              6,668,000          7,901,000
  Acceptances payable                           7,100,000         10,350,000
  Accrued expenses                              2,815,000          3,257,000
                                              -----------        -----------
       TOTAL CURRENT LIABILITIES               18,222,000         22,796,000

LONG-TERM DEBT                                  1,148,000          1,596,000
GUARANTEED SENIOR NOTES                        19,000,000         20,000,000
                                              -----------        -----------
       TOTAL LIABILITIES                       38,370,000         44,392,000


STOCKHOLDERS' EQUITY:
 Preferred Stock                                    --                  --
 Common Stock                                     352,000            323,000
 Additional paid-in capital                    66,862,000         63,145,000
 Accumulated Deficit                           (7,987,000)        (8,366,000)
                                             ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY              59,227,000         55,102,000

COMMITMENTS AND CONTINGENCIES

       TOTAL LIABILITIES AND STOCKHOLDERS'
                                              -----------        -----------
       EQUITY                                 $97,597,000        $99,494,000
                                              ===========        ===========

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                ---------------------------------------------------

                                    (Unaudited)


                                             Three Months Ended             Nine Months Ended
                                                September 30,                   September 30,
                                              --------------                ----------------
                                            1995             1994           1995            1994
                                          --------         --------       --------        --------

     REVENUES:
        Operations                      $ 25,642,000      $24,100,000    $74,460,000    $70,613,000

        Interest and other income             37,000           51,000         53,000        119,000
                                         -----------     ------------    -----------     ----------

                                          25,679,000       24,151,000     74,513,000     70,732,000
     COST AND EXPENSES:

        Cost of revenues                  17,661,000       16,497,000     51,196,000     48,445,000
        Selling, general and
          administrative                   6,926,000        7,171,000     20,616,000     21,058,000

        Interest expense                     629,000          659,000      2,064,000      1,931,000
                                         -----------      -----------    -----------    -----------

                                          25,216,000       24,327,000     73,876,000     71,434,000
                                        ------------      -----------   ------------    -----------
     INCOME (LOSS) BEFORE INCOME
     TAXES (BENEFIT)                         463,000        (176,000)        637,000       (702,000)


     INCOME TAXES (BENEFIT)                  189,000         (52,000)        258,000       (217,000)
                                        ------------      -----------   ------------    -----------
     NET INCOME (LOSS)                  $    274,000       $(124,000)    $   379,000    $  (485,000)
                                        ============       ==========    ===========    ============

     PER SHARE DATA:

     NET INCOME (LOSS) PER SHARE        $        .02     $      (.01)    $       .03    $      (.04)
                                        ============     ============    ===========    ===========
     WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING                   13,145,000       12,919,000     13,052,000      12,862,000
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

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------

                                                          1995          1994
                                                       ----------   -----------


OPERATING ACTIVITIES
 Net income (loss)                                    $  379,000    $  (485,000)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                     2,533,000      2,478,000
     Provision for losses on accounts
      receivable                                         321,000        336,000
     Deferred income taxes                               258,000       (217,000)
     Deferred compensation                                 --             6,000
     Other                                                 1,000          --
     Changes in operating assets and
      liabilities, net of effects of acquisition
        Accounts receivable                           (1,270,000)    (2,725,000)
        Inventories and other current assets           4,109,000       (955,000)
        Recoverable and prepaid income taxes               3,000          6,000
        Accounts and acceptances payable
           and accrued expenses                       (5,154,000)     1,370,000
                                                     ------------    -----------
                  NET CASH PROVIDED BY (USED IN)
                       OPERATING ACTIVITIES            1,180,000       (186,000)
                                                      -----------    ----------


INVESTING ACTIVITIES
 Purchase of short term investments                   (1,995,000)         --
 Purchases of property, plant and equipment             (475,000)      (898,000)
 Acquisition of subsidiary, net of cash acquired        (637,000)         --
 Decrease of other assets                                250,000       (192,000)
                                                     -----------    -----------
                  NET CASH USED IN INVESTING
                       ACTIVITIES                    $(2,857,000)   $(1,090,000)
                                                     -----------    -----------

                 GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 ---------------------------------------------------
                                     (Unaudited)


                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------

                                                            1995              1994
                                                        -----------       -----------


FINANCING ACTIVITIES

Proceeds from note payable with bank                    $ 1,000,000      $  1,000,000
Payments on note payable with bank                       (1,673,000)           --
Principal payments on long-term debt                       (443,000)         (362,000)
Proceeds on exercise of stock options                       172,000           158,000
Issuance of common stock,
   net of expenses                                        3,574,000            --
                                                         ----------       -----------

                 NET CASH PROVIDED BY
                       FINANCING ACTIVITIES               2,630,000           796,000
                                                         ----------       -----------



                INCREASE (DECREASE) IN CASH AND
                          CASH EQUIVALENTS                  953,000          (480,000)

Cash and cash equivalents at beginning of year              121,000           565,000
                                                        -----------      ------------

                  CASH AND CASH EQUIVALENTS AT
                           END OF PERIOD                $ 1,074,000      $     85,000
                                                        ===========      ============





See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                                   (Unaudited)


1.   GENERAL
     -------

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995 (unaudited) and December 31, 1994 (audited), the results of operations for the three and nine months ended September 30, 1995 and 1994 (unaudited) and the statements of cash flows for the nine months ended September 30, 1995 and 1994 (unaudited).

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

     Inventories at September 30, 1995 have been valued at average cost based on perpetual records or gross profit method.

     The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of results for the full year.

     Certain 1994 amounts have been reclassified to conform with 1995 classifications.


2.   NET INCOME (LOSS) PER SHARE
     ---------------------------

     Net income per common share for 1995 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Net loss per share for 1994 was computed using the weighted average number of common shares outstanding during the period.

3.   BUSINESS ACQUISITION
     --------------------

     The Company acquired for cash certain assets and liabilities of National Medical Excess Corp. ("NME") effective July 1, 1995. NME markets and distributes a broad range of new and used respiratory and other medical products. The NME acquisition was accounted for as a purchase and accordingly, assets and liabilities were fair-valued at the date of acquisition and the results of its operations are included in the condensed consolidated financial statements of the Company subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $677,000.

4.   INVENTORIES
     -----------

     Inventories consist of the following:

                                             September 30,       December 31,
                                                  1995               1994
                                            --------------       ------------

             Raw materials                 $   2,730,000       $  3,112,000
             Work-in-process                   1,311,000          1,183,000
             Finished goods                   21,549,000         26,115,000
                                           -------------       ------------
                                           $  25,590,000       $ 30,410,000
                                           =============       ============

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                                   (Unaudited)

5.   INCOME TAXES
     ------------

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As of September 30, 1995, the Company has recorded net deferred tax assets of $3,235,000. These assets are primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. Based upon the Company's expectation that future taxable income will exceed $8,745,000 prior to December 31, 2009, the Company has not recorded a valuation allowance on these tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations and a tax planning strategy which anticipates the recognition of a taxable gain on the sale of appreciated assets.

6.   OTHER MATTERS
     -------------

     On October 2, 1995, the Company announced that it entered into an agreement in principle to sell its consumer business of HealthTeam, Inc. (the "Consumer Business") to Health Line Industries, Inc., and terminated its discussions to sell the consumer business to The Lumiscope Company, Inc. On October 26, 1995, the Company announced that negotiations were terminated to sell its Consumer Business to Health Line Industries, Inc. The Company is currently pursuing the sale of its Consumer Business with other potential purchasers, and anticipates completion of the sale by the end of the year. The Consumer Business is a fundamentally different business than the Company's core business, and the Company believes that the sale of the Consumer Business will enable the Company to concentrate and focus its strategies on its traditional home/healthcare and medical/surgical markets.

     In Septmber 1995, the Company completed an offshore private placement of 1,071,655 shares of its common stock with various European institutional investors. The net proceeds of the offering were $3,574,000. The Company expects to use the proceeds for general corporate purposes, including possible future acquisitions of other businesses.

7.   LEGAL PROCEEDINGS
     -----------------

     SEE PART II, ITEM 1 ON PAGE 11

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Operating Revenues
------------------

Operating revenues for the three months ended September 30, 1995 increased approximately $1,542,000 or 6% as compared to the same period last year. Operating revenues for the nine months ended September 30, 1995 increased approximately $3,847,000 or 5% as compared to the same period last year. The increase in operating revenues for the three and nine month periods of 1995 was primarily attributable to improved customer service levels, improvements in the Company's distribution network, the development of new sales and marketing programs and the continued expansion of the Company's product lines. In addition, revenues also include approximately $465,000, net of elimination of intercompany sales, attributable to the acquisition of NME, effective as of July 1, 1995.

The revenue increase was achieved despite the decline in sales to Apria Healthcare Group, Inc. (formerly Abbey Home Healthcare, which merged with Homedco in June 1995) of 28% and 11%, respectively, for the three and nine months ended September 30, 1995. On September 1, 1995, the Company announced that its current supply agreement with Apria would not be renewed in 1996, and will expire by its terms on December 31, 1995. During fiscal year
1994, the nine months ended September 30, 1995 and 1994, the Company's product sales to Apria were approximately $10.3 million, $6.7 million and $7.5 million, respectively, which sales represent approximately 11%, 9% and 11% of the Company's product sales. The Company's sales to Apria generate gross profit margins of approximately 20% , which is significantly lower than the Company's sales to its other customers which generate gross profit margins of approximately 33%. Management believes that the Company has implemented steps which could positively impact revenues and profits for fiscal year 1996, including improved customer service and efficiency levels, the introduction of new product lines and the further promotion of its Consolidation Advantage Program (C.A.P.). However, no assurances can be given that such steps will produce sufficient revenues in 1996 to cover the decrease in revenues to Apria.

Interest and Other Income
-------------------------

Interest and other income for the three and nine month periods ended September 30, 1995 decreased $14,000 and $66,000, respectively, as compared to the same periods last year. The decrease for both periods, reflects lower cash balances on hand during these periods.


Cost of Revenues
----------------

Cost of revenues as a percentage of operating revenues increased for the three and nine months ended September 30, 1995 to 68.9% and 68.8%, respectively, as compared to 68.5% and 68.6% for the same periods last year. The increase in cost of revenues in both the three and nine month period is primarily the result of increased sales in the home health care marketplace which traditionally has lower margins. The nine month period was also affected by unfavorable exchange rates experienced with foreign suppliers.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses as a percentage of operating revenues for the three months ended September 30, 1995 was 27% as compared to 30% in the same period last year. Selling, general and administrative expenses as a percentage of operating revenues for the nine months ended September 30, 1995 was 28% as compared to 30% in the same period last year. The decrease in both fiscal periods is primarily due to cost reduction programs and the continued efficiencies generated by the Company's distribution network and investment in new business systems.

Interest Expense
----------------

Interest expense for the three months ended September 30, 1995 decreased $30,000 or 5% as compared to the same period last year. For the nine months ended September 30, 1995, interest expense increased $133,000 or 7% as compared to the same period last year. The decrease in interest expense for the three months ended September 30, 1995, is due to a decrease in borrowings during the period. The increase for the nine months ended September 30, 1995, is due to an increase in interest rates from the prior period.

Net Income
----------

Income before income taxes for the three and nine months ended September 30, 1995, was $463,000 and $637,000, respectively, as compared to a loss before income taxes of $176,000 and $702,000 for the same periods last year. The increase in income before income taxes is primarily due to the increase in revenues as a result of improved customer service and efficiency levels, the decrease in selling, general and administrative expenses, and the decrease in interest expense.

Net income for the three and nine months ended September 30, 1995 was $274,000 and $379,000, respectively as compared to a net loss of $124,000 and $485,000, for the same periods last year. The Company recorded income tax expense of $258,000 for the nine months ended September 30, 1995, as compared to an income tax benefit of $217,000 for the nine months ended September 30, 1994. As of September 30, 1995, the Company has recorded a deferred tax asset of $3,235,000 primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. Based upon the Company's expectation that future taxable income will exceed $8,745,000 prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations and a tax planning strategy which anticipates the recognition of a taxable gain on the sale of appreciated assets. The total deferred tax asset will continue to be evaluated by management as to its realizability on a quarterly basis. Uncertainties which may impact the future realizability but are not expected to occur, include the inability to implement the Company's tax planning strategy and a decline in sales and margins resulting from a possible loss of market share and increased competition.

The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources
-------------------------------

The Company had working capital of $32,550,000 at September 30, 1995, as compared to $28,282,000 at December 31, 1994. The increase in working capital is primarily attributable to the cash provided by the Company's net income of $379,000, which reflects $2,533,000 of depreciation and amortization expense.
In addition, the Company raised $3,574,000 of additional capital, net of expenses, through an offshore private placement of 1,071,655 shares of its common stock with various European institutional investors which was completed in September 1995.

Cash provided by operations for the nine months ended September 30, 1995 was $1,180,000 as compared to cash used by operations of $186,000 in the same period last year. The principal reason for the increase in cash provided by operations was the reduction in inventory, as a result of the Company's improved purchasing activities, and the Company's net income.

The Company anticipates that its current cash balance together with expected cash flow from operations and its bank line of credit will be sufficient to meet its working capital requirements.

Financing
---------

At September 30, 1995, the Company had a $15,000,000 unsecured line-of-credit with a bank. The line is available for direct borrowings in the amount of up to $5,000,000, and provides for commercial letters of credit and bankers' acceptances. Credit availability under this line is subject to the bank's continuing satisfaction with current financial information. The line is guaranteed by each of the Company's wholly-owned subsidiaries. In June 1995,
the line was renewed by the bank for one year.   Interest on direct borrowings
is payable at 1% above the bank's prime rate, acceptances are created for a fee of 2-1/2% above the bank's acceptance rate, and the commercial letters of credit commission rate is 3/8% per drawing.

At September 30, 1995, $7,100,000 had been utilized under the line for acceptances payable. Open letters of credit relating to supplier purchases approximated $2,687,000 at September 30, 1995.




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





                                           GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                           (Registrant)



Date:  November 13, 1995                           /s/Irwin Selinger
                                          --------------------------------------
                                                     Irwin Selinger
                                                 Chairman of the Board,
                                               and Chief Executive Officer



Date:  November 13, 1995
                                                    /s/Gary M. Jacobs
                                          --------------------------------------
                                                      Gary M. Jacobs
                                                  Vice President - Finance
                                          Chief Financial and Accounting Officer