Form 10-K
period 1995-12-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1996-04-01
CIK 709136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
     For the fiscal year ended December 31, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     Commission File No.: 0-10881 NY

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           11-2578230
- ------------------------------------------        ------------------------------
     (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     400 Rabro Drive East, Hauppauge, New York                 11788
- -----------------------------------------------   ------------------------------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (516) 582-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
- -------------------                -----------------------------------------

Common Stock, par value $.025 per share           New York Stock Exchange
- ---------------------------------------           -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Not Applicable
- --------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X       No
                                   ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Based on the closing price on March 15, 1996, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $57,893,940.

     As of the close of business on March 15, 1996, the registrant had 14,111,153 shares of common stock outstanding, of $.025 par value each.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, incorporated by reference into Part III hereof.

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                     PART I

Item 1.  Business:

The Company

          Graham-Field Health Products, Inc. and its wholly owned subsidiaries (collectively, the "Company") manufacture, market and distribute medical, surgical and a broad range of other health care products for hospital, physician and home use. The Company markets and distributes approximately 20,000 products under its own brand names and under suppliers' names. The Company's products are marketed to approximately 16,000 customers, principally hospital, nursing home, physician and home health care dealers, health care product wholesalers and retailers, including drug stores, and home-shopping related businesses. During the five years ended December 31, 1995, the number of products offered by the Company expanded from approximately 14,000 to approximately 20,000. The expansion of the number of products offered is primarily the result of an increase in the number of distributorship agreements with suppliers and acquisi-tions of other companies and product lines.

     The Company's principal products and product lines include sphygmomano-meters (blood pressure measuring devices), stethoscopes, ECG instruments, electronic thermometers, infrared heat treatment devices, durable medical equipment (such as ambulatory aids, bathroom safety equipment and wheelchairs), adult incontinence products, nutritional supplements, specialty cushions and mattresses for the treatment and prevention of pressure sores, medicated and rubber elastic bandages, respiratory equipment and supplies, urologicals, ostomy products, infection control products, first aid supplies, laboratory supplies, antiseptics and topical anesthetics and sterile disposable medical products. By offering a wide range of products from a single source, the Company enables its customers to reduce their costs associated with purchasing, including transac-tion, freight and inventory expenses. During the year ended December 31, 1995, approximately 17% of the Company's revenues were derived from imported products, approximately 50% from products purchased from domestic sources, and approximately 33% from products manufactured by the Company. As used herein, the term "product" means a Company stockkeeping unit.

     The Company was organized under the laws of the State of Delaware on April 6, 1981 under the name, Patient Technology, Inc. On May 27, 1988, the Company changed its name to Graham-Field Health Products, Inc. Except where the context otherwise requires, the word "Company" as used herein includes all of its subsidiaries. The Company's executive offices are located at 400 Rabro Drive East, Hauppauge, New York 11788 and its telephone number is (516) 582-5900.

Products

     The Company manufactures, markets and distributes approximately 20,000 health care products under its own brand names and under suppliers' names. The Company's products are marketed to approximately 16,000 customers for hospital, nursing home, physician and home use. For each of the three years during the period ended December 31, 1995, substantially all of the Company's revenues were derived from sales of products.

     Product lines marketed by the Company include sphygmomanometers (blood pressure measuring devices), stethoscopes, ECG instruments, electronic thermo-meters, infrared heat treatment devices, durable medical equipment (such as ambulatory aids, bathroom safety equipment and wheelchairs), adult incontinence products, nutritional supplements, specialty cushions and mattresses for the treatment and prevention of pressure sores, medicated and rubber elastic bandages, respiratory equipment and supplies, urologicals, ostomy products, infection control products, first aid supplies, laboratory supplies, antiseptics and topical anesthetics and sterile disposable medical products.

     Sales of the Company's line of sphygmomanometers accounted for 11%, 14% and 12% of the Company's annual revenues during the years ended December 31, 1995, 1994 and 1993, respectively. The Company's line of bathroom safety equipment accounted for approximately 6% of the Company's 1995 annual revenues, and the Company's lines of stethoscopes, incontinence products and ambulatory aids each accounted for approximately 5% of the Company's annual revenues in 1995. No other product line or product accounted for more than 5% of annual revenues. Approximately 4%, 4% and 5% of all products offered by the Company during the years ended December 31, 1995, 1994 and 1993, respectively, accounted for approximately 80% of annual revenues in each such year. The number of products marketed by the Company increased from approximately 14,000 in 1990 to approxi-mately 20,000 in 1995.

Sales and Marketing

     The Company markets its products to approximately 16,000 customers, principally medical/surgical supply dealers and home health care retailers and wholesalers, which include drug store chains and home-shopping related businesses primarily within the United States. In addition, the Company has increased its presence in Central and South America, Canada, Mexico, Europe and Asia. The Company's domestic sales and marketing strategies are developed on a market-by-market basis through three primary business units: Medical/Surgical, Home Healthcare and Consumer. While the Company's sales and marketing strategies are developed and conducted on a business unit basis, the sale of the Company's products overlap all business units.

     The Medical/Surgical business unit customer base consists of medical/surgical supply dealers who service hospitals, nursing homes, acute care facilities, out-patient surgi-centers, physicians and other healthcare facilities. The Home Healthcare business unit customer base includes durable medical equipment suppliers, home healthcare equipment suppliers, respiratory supply dealers, specialty retailers and independent pharmacies. The consumer business unit operates under the name HealthTeam. HealthTeam's customer base includes retailers who distribute products to the consumer market, including drug store chains, mass merchandisers, department stores and home-shopping related businesses. In general, the dealers, wholesalers and retailers to whom the Company markets its products also sell other medical products, some of which compete with the Company's products.

     The Company's sales force is directed by a sales management team consisting of an Executive Vice President of Sales and Marketing, a Vice President of Sales, a Vice President of Corporate Accounts, and regional sales Vice Presidents who oversee the day-to-day operations of the sales force. The sales force is not classified along business unit lines, but is divided into three primary groups. One sales group (the "Professional Force") markets the Company's products to customers of the Medical/Surgical and Home Healthcare business units. The Professional Force markets the Company's products through 15 direct, full-time sales employees and 29 independent manufacturers' representatives. The full-time sales employees of the Professional Force receive both salary and commission. The independent manufacturers' representatives work solely on commission. The second sales group (the "Consumer Group") markets the Company's products to customers of HealthTeam.
The Consumer Group is comprised of 17 groups of independent manufacturers' representatives. The third sales group (the "International Group") markets the Company's products to customers located in Central and South America, Canada, Mexico, Europe and Asia. The International Group is directed by a Vice President of International Sales, and consists of several in-house, full-time sales employees, as well as one representative in Taiwan.

     The Company's direct sales force presents its Consolidation Advantage Program ("C.A.P.") to customers as a means of reducing their operating costs associated with purchasing by consolidating purchases of multiple products. The Company's sales representatives meet with customers to analyze individual customer's needs and to demonstrate cost reducing opportunities made possible by the C.A.P. program. During 1995, the Company introduced a new corporate campaign to clarify and strengthen the Company's identity, and increase the market presence of its proprietary product lines. As part of the campaign, the Company developed a new packaging theme and catalog, which the Company believes offers its customers the largest selection of healthcare products available from a single catalog. The "Sundry Times", the Company's monthly direct brochure, regarded by customers as one of the most useful purchasing tools in the industry, was redesigned and improved. The Company has also introduced an aggressive print advertising campaign with both product and image ads designed to support the new corporate image. In addition, the Company has introduced new product brochures, an extensive library of product line video tapes, cooperative advertising programs, and sales promotions to reinforce the Company's on-going commitment to satisfy the needs of its customers.

     During 1995, the Company expanded its C.A.P. program through its acquisition of National Medical Excess Corp. The Company's National Medical Excess division markets and distributes used and refurbished medical equipment, including respiratory and durable medical equipment, and has added new programs which provide an outlet for the remarketing of the Company's customers' excess inventory. The National Medical Excess division operates from the

Company's warehouse and distribution facilities located in Mount Vernon, New York and Belleville, New Jersey.

     Effective as of March 7, 1996, the Company formed a new entity, Graham-Field Express, Inc., which operates from the Company's distribution and warehouse facility located in Mount Vernon, New York. Graham-Field Express provides same-day and next-day service of incontinence products, nutritionals, patient aids, wound care dressing solutions, and home healthcare products in the metropolitan New York area. Graham-Field Express enables the Company to compete more aggressively in the metropolitan New York home healthcare market. The Company is also in the process of evaluating the expansion of the Graham-Field Express program in other areas of the United States. The Company is currently planning the opening of a distribution and warehouse facility in Jacksonville, Florida, which will provide same-day and next-day service in the southeastern region of the United States.

     During the year ended December 31, 1995, the Company carried a significant inventory of its products at its automated "paperless" warehouse and distribution facility in St. Louis, Missouri, which was designed by IBM (the "St. Louis Facility"), and at warehouse and distribution facilities located in Hauppauge, New York (the "Hauppauge Facility"), and Placentia, California (the "California Facility"). See "Properties." As of February 1993, the St. Louis Facility became the Company's primary distribution facility replacing the Hauppauge Facility, which is currently operating as a regional distribution center servicing customers in the northeast region of the United States. Substantially all of the orders in 1995 were filled out of the St. Louis, Hauppauge and California facilities. A limited number of products are shipped directly from several of the Company's suppliers to the customer.

Customers

     The Company's products are marketed to principally hospital, nursing home, physician and home healthcare dealers, healthcare product wholesalers and retailers including drug stores, and home shopping related businesses. During 1995 and 1994, the Company's product sales to Apria Healthcare Group, Inc. (formerly Abbey Home Healthcare, which merged with Homedco in June 1995) were approximately $8.1 million and $10.3 million, respectively, which represented approximately 8% and 11%, respectively, of the Company's product sales. The Company's supply agreement with Apria terminated on December 31, 1995. The Company's sales to Apria generated gross profit margins of approximately 20%, which is significantly lower than the Company's sales to its other customers which generate gross profit margins of approximately 33%. Management believes that it has implemented steps which could positively impact revenues and profits for 1996, including improved customer service and efficiency levels, the introduction of new product lines and the expansion of its C.A.P. program. However, no assurances can be given that such steps will produce sufficient revenues in 1996 to cover the decrease in revenues to Apria. No other single customer or buying group accounted for more than 5% of the Company's revenues in 1995.

     The Company's Medical/Surgical business unit markets and sells its products to approximately 3,000 medical and surgical supply dealers. The Company believes that it sells to all significant medical and surgical supply dealers. The dealers in turn sell the Company's products principally to physicians, hospitals, nursing homes and other health care facilities.

     The Home Healthcare business unit markets and sells its products to approximately 12,000 customers which consist of durable medical equipment suppliers, home health care equipment suppliers, respiratory supply dealers, specialty retailers and independent pharmacies. The Company believes that it transacts business with substantially all of the significant home health care dealers in the United States. Consumers who purchase from such customers of the Company usually do so upon the advice of physicians, hospital discharge planners, nurses or other professionals.

     HealthTeam markets and sells its products to approximately 1,000 retailers, which in turn sell principally to their consumers. The retailers which distribute the Company's products to the consumer market consist of drug store chains, mass merchandisers, department stores, and home shopping related businesses.

Product Sources

     The Company purchases its products from approximately 1,200 domestic and foreign suppliers. The Company has entered into exclusive and non-exclusive distribution agreements with a number of its domestic and foreign suppliers. Under such agreements, suppliers may designate the markets into which the Company can sell the products and may stipulate minimum annual sales volumes which are to be achieved by the Company. Most of the distribution agreements are cancelable by either party upon one to six months' notice. The Company does not believe that cancellation of any such agreements would have a material adverse effect on the Company, because comparable products are obtainable from alternative sources upon acceptable terms.

     Approximately 33% of the Company's revenues are derived from products produced by the Company, and approximately 50% are derived from products and components purchased from domestic sources. Approximately 17% are derived from products and components purchased internationally, of which 94% are from the Far East and 6% from Europe and all other locations.

     The Company currently purchases a substantial portion of its sphygmomanome-ters and stethoscopes from a limited number of suppliers in the Far East. In addition, the Company sources component parts for sphygmomanometers and stethoscopes and assembles such products in its Hauppauge Facility.

     Principal products produced by the Company are LABTRON(R) stethoscopes and blood pressure instruments, BUNN(R) respiratory aid products, MEDICOPASTE(R) medicated bandages, rubber elastic bandages, SURVALENT(R) electronic thermometry systems, silver nitrate applicators, examination lamps and sterile packages under the MSP(R) label, the TEMCO(R) product line of patient aids, bathroom safety equipment and patient room equipment, and Aquatherm specialty cushions and mattresses for the treatment and prevention of pressure sores. LABTRON(R) stethoscopes and blood pressure instruments, BUNN(R) respiratory aid products, SURVALENT(R) electronic thermometry systems and examination lamps are assembled by the Company from purchased components. MEDICOPASTE(R) medicated bandages are produced by treating dressings with medicated solutions. Sterilization of sterile packages is performed for the Company by contract sterilizers. The components and raw materials used by the Company are available from many sources.

Patents and Trademarks

     The Company believes that its business is not materially dependent upon patent protection. The Company currently holds several United States patents relating to the TEMCO(R) product line of patient aids and bathroom safety equipment and certain foreign patents relating to the components of its SURVALENT(R) electronic thermometry system. Other companies may provide similar products which may not be covered by the Company's issued patents. In addition, the Company distributes certain patented products pursuant to licensing arrangements. In the event a licensing arrangement is terminated, the Company may not be able to continue to distribute the patented product. The Company believes that any such termination will not have a material adverse effect on the business of the Company, because products comparable to those currently distributed under such licensing arrangements are obtainable from other sources upon acceptable terms.

     The Company has registered several trademarks in the United States, including, but not limited to, "BUNN," "SURVALENT," "MEDICOPASTE BANDAGE," "HEALTHTEAM," "LABTRON," "GRAFCO," "TEMCO" and "TENDERCLOUD."

Government Regulation

     The Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act and regulations issued or proposed thereunder, provide for regulation by the Federal Food and Drug Administration ("FDA") of the marketing, manufacturing, labeling, packaging and distribution of medical devices and drugs, including the Company's products. Among these regulations are requirements that medical device manufacturers register with the FDA, list devices manufactured by them and file various kinds of reports. The FDA's "Good Manufacturing Practice for Medical Devices" regulation sets forth requirements for, among other things, the Company's manufacturing process and associated record creation and maintenance, including tests and sterility.

     The Company uses the services of an unaffiliated outside firm to sterilize its GRAFCO(R) tampons and MSP(R) product line and tests of sterility are conducted by an unaffiliated laboratory. Records of sterilization and related tests are kept by the Company. The Company has engaged the services of an outside consulting firm to monitor the quality control program in force to ensure that all manufactured products and supplier products comply with

FDA requirements. Unscheduled FDA inspections of the Company's facilities may occur from time to time to determine compliance with FDA regulations. Certain requirements must be met prior to the initial marketing of medical devices. These range from a minimum obligation of waiting to receive a determination of substantial equivalence from the FDA before the introduction of a medical device which the Company has determined is substantially similar to devices already on the market, to a maximum obligation of complying with the potentially expensive and time-consuming testing process necessary to obtain FDA approval prior to the commercial marketing of new medical devices. In addition, the FDA has the authority to issue performance standards for devices manufactured by the Company. Should such standards be issued, the Company's products would be required to conform to them.

     To date, the Company has not experienced any significant difficulty or expense in complying with the requirements imposed on it by the FDA or other government agencies. The Company believes that the manufacturing and quality control procedures it employs conform to requirements of the "Good Manufacturing Practice for Medical Devices" regulation and does not anticipate having to make any material expenditures as a result of these requirements.

Competition

     The Company competes with many other manufacturers and distributors who offer one or more products competitive with the Company's products; however, the Company believes that no single competitor serving the Company's markets offers as broad a product range as the Company. The Company's principal means of competition are the breadth of its product range, quality, price and speed of delivery. The C.A.P. program enables the Company to compete by offering customers reduced operating costs associated with purchasing by consolidating purchases of multiple products. Many of the Company's competitors have substan-tially greater financial and other resources than the Company.

Employees

     As of March 15, 1996, the Company had 523 employees of which six were executive officers, 114 were administrative and clerical personnel (of which one was a part-time employee), 68 were sales, marketing and customer service personnel (of which two were part-time employees) and 335 were manufacturing and warehousing personnel (of which 18 were part-time employees).

     The Company is a party to two collective bargaining agreements with two unions. Each of the collective bargaining agreements is for a term of three years and covers all hourly employees, excluding supervisors, clerical and part-time employees, in Hauppauge, New York and Passaic, New Jersey. The collective bargaining agreements for Hauppauge, New York and Passaic, New Jersey expire on April 12, 1996 and July 1, 1996, respectively.

     The Company is in the process of renegotiating its Hauppauge, New York collective bargaining agreement. However, the negotiations still remain in the preliminary stages.

The Company has never experienced an interruption or curtailment of operations due to labor controversy, except for a three-day period during the summer of 1993 in which the Company experienced a strike at its Passaic, New Jersey facility which did not have a material adverse effect on the Company's operations. The Company considers its employee relations to be satisfactory.

Business Combinations

     The Company has had an active acquisition program from its inception.
Among other acquisitions, in 1983 the Company acquired Labtron, Inc. and in 1985 it acquired Graham-Field, Inc., both of which form the core of the Company's current business.

     In 1988, the Company renewed its program of acquiring compatible medical - surgical supply companies and product lines. On June 30, 1988, the Company acquired Bristoline, Inc. ("Bristoline"), an importer and distributor of microscopes and sundry medical instruments to retailers and others. The purchase price was $775,000, plus additional cash outlays, including payments of the Bristoline bank loans of approximately $600,000 and subordinated debentures totaling approximately $300,000.

     On March 5, 1990, the Company acquired M.E. Team, Inc., a distributor of medical and health care products for home use. The acquisition of M.E. Team, Inc. significantly expanded the Company's sales to retailers, including cable television home-shopping networks. The purchase price consisted of $2,593,000, in cash, promissory notes in the aggregate principal amount of $300,000, with a discounted value of $257,000, and 25,000 shares of the common stock of the Company valued at $68,750.

     In November 1990, the Company acquired certain assets of the John Bunn Division of Omnicare, Inc., including the BUNN(R) respiratory aid product line. The cash purchase price consisted of $783,138 for inventory and $850,000 for the trade name, which is being amortized over forty years.

     On May 31, 1991, the Company acquired 90% of the outstanding stock of Horizon International Health Care, Inc., formerly known as AquaTherm Products Corporation ("Aquatherm"), a manufacturer and distributor of deodorizers and pressure control products for the treatment or prevention of decubitus ulcers (pressure sores). On June 11, 1991, the Company acquired the remaining 10% of the outstanding stock of Aquatherm. The total cash purchase price for the outstanding stock of Aquatherm was $2,356,000.

     On October 1, 1991, the Company acquired from TEMCO National Corp. ("TEMCO") substantially all of the operating assets (excluding the real estate) of the TEMCO Healthcare Division for a purchase price consisting of $5,849,000 in cash which is net of certain purchase price adjustments. In connection with the acquisition, the Company assumed certain liabilities and entered into a fifteen year lease for TEMCO's manufacturing and warehouse facility located in Passaic, New Jersey. See "Properties". The operating assets acquired by the Company included substantially all of the assets (excluding the real estate) used by TEMCO in the business of manufacturing and marketing medical supply products, including ambulatory aids, bath and shower accessories, geriatric seating units and patient room assistance and convenience accessories.

     On April 27, 1992, the Company acquired certain assets of ConvaTec, a division of E.R. Squibb & Sons, Inc. ("Bandage"), for a purchase price of $369,000 in cash. In connection with the acquisition, the Company assumed certain liabilities of Bandage, and entered into a five-year lease for Bandage's manufacturing facility located in Central Falls, Rhode Island. See "Properties." The assets acquired by the Company included substantially all of the assets used by Bandage in the business of manufacturing elastic bandages.

     On May 28, 1992, the Company acquired substantially all of the operating assets of Diamond Medical Equipment Corp. ("DEC") and National Health Care Equipment Inc. ("NHC") for a purchase price of $9,306,000 in cash, and the issuance and delivery to the principal stockholders of DEC and NHC of 210,176 shares of common stock of the Company. In addition, the Company repaid certain bank indebtedness of DEC and NHC in the amount of $3,200,000 and assumed certain liabilities of DEC and NHC. DEC and NHC, formerly privately-owned companies, are manufacturers of patient aids and distributors of adult incontinence products, nutritional supplements and other home healthcare products.

     Effective July 1, 1995, the Company acquired substantially all of the assets and liabilities of National Medical Excess Corp., a distributor of used and refurbished medical products, including respiratory and durable medical equipment. The purchase price, including acquisition expenses, was approximately $723,000 in cash, plus the assumption of certain liabilities.

     On March 4, 1996, the Company sold its Gentle Expressions breast pump product line to The Lumiscope Company, Inc. for a purchase price of $1,000,000, of which $500,000 was paid in cash with the balance in a secured subordinated promissory note in the aggregate principal amount of $500,000, payable over 48 months with interest at the prime rate of interest plus 1%. Under the terms of the transaction, Lumiscope will purchase certain inventory of the Gentle Expressions breast pump product line over a six-month period, and provide the Company with a one-year royalty based upon Lumiscope's sales to a certain retail discount chain. In addition, the Company entered into a supply agreement with Lumiscope pursuant to which Lumiscope will continue to supply the Gentle Expressions product line to the Company for resale to the export market and certain other accounts.

     There can be no assurance that any additional acquisitions will be effected.

Item 2.   Properties:

     The Company's executive offices and its northeastern regional distribution center are located at its Hauppauge Facility. On January 1, 1990, the lease agreement for the Hauppauge Facility was amended to cover a period of seventeen years with one ten-year renewal option.

     In April 1992, the Company leased its St. Louis Facility for a term of fifteen years. The St. Louis Facility, which is presently the Company's largest facility, became operational on October 1, 1992. As of February 1993, the St. Louis Facility became the Company's primary distribution facility replacing the Hauppauge Facility which is currently operating as a regional distribution center servicing customers in the northeastern region of the United States.

     The Company's manufacturing operations are conducted in Passaic, New Jersey and Central Falls, Rhode Island in leased facilities. The Company maintains a warehouse and distribution facility in Placentia, California, which distributes a variety of home healthcare products in the western region of the United States. In addition, the Company maintains a warehouse and distribution facility in Mount Vernon, New York, which services the operations of Graham-Field Express and the Company's National Medical Excess division. The Company has also entered into a short-term lease in Belleville, New Jersey to service the Company's National Medical Excess division.

     The Company believes that its facilities are in good repair and provide adequate capacity for the near term growth of the Company's business.

          Existing leases are summarized in the following table.

                                           Lease
                               Approx.   Expiration
       Location                Sq. Ft.      Date           Principal Use                Annual Rent(1)
- ---------------------         --------  -----------       -----------------             -----------
400 Rabro Drive East           105,000    12/31/06        Corporate Office, $     934,000   1/01/95 - 12/31/01
Hauppauge, NY                                               Distribution        1,023,000   1/01/02 - 12/31/06

12055 Missouri                 144,000    3/31/07         Warehouse,        $     504,300   1/01/95 -  3/31/97
  Bottom Road(2)                                            Distribution          561,950   4/01/97 -  3/31/02
St. Louis County, MO                                                              648,400   4/01/02 -  3/31/07

125 South Street               120,000    10/1/06         Manufacturing     $     336,000   1/01/95 - 12/31/99
Passaic, NJ                                                                       360,000   1/01/00 - 10/01/06

540-544 S. Melrose
Street                          31,000    3/31/97         Warehouse,        $     188,000   1/01/95 -  3/31/97
Placentia, CA                                               Distribution

135 Fell Court(3)               30,000    12/31/06        Warehouse         $     202,500   1/01/95 - 12/31/96
Hauppauge, NY                                                                     222,750   1/01/97 - 12/31/01
                                                                                  240,000   1/01/02 - 12/31/06

131 Clay Street                 21,467    12/31/97        Manufacturing,    $      67,555   1/01/95 - 12/31/97
Central Falls, RI                                           Distribution

144 East Kingsbridge            48,000    2/28/99         Warehouse,        $     162,000   3/01/96 -  2/28/97
Mount Vernon, NY                                            Distribution          180,000   3/01/97 -  2/28/99

569 Main Street                 51,456    7/30/96         Warehouse,        $     159,500   2/07/96 -  7/30/96
Belleville, NJ                                              Distribution



- ----------------------------------

(1) Unless otherwise indicated, the annual rent refers to the rent payable by the Company during each calendar year, except for the Belleville, New Jersey lease which is for a term of six months. In addition, the Company is obligated to pay real estate taxes with respect to each facility, except for the facilities located in St. Louis, Missouri and Mount Vernon, New York, pursuant to which the Company is obligated to pay a portion of the real estate taxes based upon incremental increases in real estate taxes over a base year.

(2) The lease payments for the Company's St. Louis facility for the period April 1, 1997 through March 31, 2007 are subject to fluctuations in the consumer price index. In no event shall the base rent exceed the amounts reflected in the table.

(3) Approximately 3,000 square feet of the Fell Court facility are sublet by the Company to an unrelated party at an annual rent of $43,000.

Item 3.   Legal Proceedings:

     There is no action, proceeding or investigation pending or threatened which has or may materially affect the condition (financial or otherwise), business, operations or properties of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders:

          None.


                                        PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters:

     (a) The Common Stock of the Company is traded on the New York Stock Exchange (Symbol: GFI). The following provides the high and low sales prices for the period from January 1, 1994 through March 15, 1996 as reported on the New York Stock Exchange.

                                        High Sales Price    Low Sales Price
                                        ----------------    ---------------

1994
- ----
First Quarter                              $ 6 1/2             $ 4 3/8
Second Quarter                               5 5/8               4 1/8
Third Quarter                                5 1/8               3 1/8
Fourth Quarter                               4 3/4               2 7/8


1995
- ----
First Quarter                              $ 4 1/2             $ 3 1/4
Second Quarter                               4 1/4               3
Third Quarter                                4 5/8               3
Fourth Quarter                               4 5/8               3 1/4

1996
- ----
First Quarter, through
  March 15, 1996                           $ 4 5/8             $ 4 3/8

          (b) As of the close of business on March 15, 1996, the number of holders of record of Common Stock of the Company was 519.

     (c) The Company has paid no dividends on its shares of Common Stock since its organization in April 1981. Under the terms of the Note and Warrant Agreement dated as of March 12, 1992, as amended (the "Note Agreement"), by and between the Company and John Hancock Mutual Life Insurance Company ("John Hancock"), the Company is not permitted to declare or pay any dividends (other than dividends paid in shares of its own stock) or make any distributions to stockholders or any other restricted payments and restricted investments, as defined in the Note Agreement, in an amount greater than $2,000,000 plus 50% of the Company's cumulative consolidated net income after December 31, 1991 (less 100% of losses and less any earnings of a subsidiary which are not distributable to the Company). As of December 31, 1995, the Company was restricted from declaring and paying any cash dividends and making any restricted payments and restricted investments under the terms and provisions of the Note Agreement.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     The Company anticipates that for the foreseeable future any earnings will be retained for use in its business and accordingly, does not anticipate the payment of cash dividends.

Item 6.  Selected Financial Data:

 Selected Financial Data
 -----------------------

                                         1995           1994          1993             1992            1991
                                    -------------  -------------  -------------   -------------  -------------

 Statement of Operations
 Data:
 Net Revenues                        $100,403,000  $ 94,501,000   $ 92,552,000     $ 84,103,000    $57,145,000
                                     ============  ============   ============     ============    ===========
 Income (loss)
    before cumulative effect
    of change in accounting
    principle                       $     738,000  $ (2,356,000)  $ (3,398,000)    $ 1,244,000     $ 3,956,000


 Cumulative effect of change in
    accounting principle                  -               -             530,000         -             -
                                   -------------- --------------  -------------  -------------- --------------

                                                -             --

 Net income (loss)                  $     738,000  $ (2,356,000)  $ (2,868,000)    $ 1,244,000    $ 3,956,000
                                    =============  ============   ============     ===========    ===========
 Net income (loss)
    per share on a primary basis:
 Before cumulative effect of
    change in accounting
    principle                         $       .06  $       (.18)  $       (.26)    $        .10   $       .40


 Cumulative effect of change in
    accounting principle                    -              -                .04          -               -
                                   -------------- --------------  -------------  -------------- --------------

 Net income (loss) per share on
   a primary basis                    $       .06  $       (.18)  $       (.22)     $       .10   $       .40
                                      ===========       ========      =========     ===========  =============

 Net income (loss) per share on
   a fully-diluted basis:

 Before cumulative effect of
    change in accounting
    principle                         $       .06  $       (.18)  $       (.26)     $       .10   $        .39

 Cumulative effect of change in
    accounting principle                   -              -                 .04          -              -
                                   -------------- --------------     ----------  -------------- --------------

 Net income (loss) per share on
   a fully-diluted basis              $       .06  $       (.18)  $       (.22)     $       .10   $        .39
                                      ===========       ========      =========     ===========  =============
 Weighted average number of
    common and equivalent
    shares outstanding:
 Primary                               13,332,000    12,879,000      12,796,000      12,719,000      9,988,000
                                     ============  ============    ============    ============    ===========
 Fully-Diluted                         13,332,000    12,879,000      12,796,000      12,719,000     10,730,000
                                     ============  ============    ============    ============    ===========


 Selected Financial Data
 -----------------------


 Balance Sheet Data:                   1995             1994           1993            1992            1991
                                   -------------    ------------   ------------   -------------  -------------


 Current Assets                       $53,979,000    $51,078,000    $47,866,000     $50,887,000    $34,528,000
                                      -----------    -----------    -----------     -----------    -----------
 Current Liabilities                  $20,216,000    $22,796,000    $18,601,000     $17,309,000    $10,952,000
                                      -----------    -----------    -----------     -----------    -----------

 Total Assets                         $99,799,000    $99,494,000    $97,995,000     $97,994,000    $70,390,000
                                      -----------    -----------    -----------     -----------    -----------
 Long-term debt (including cap-
  ital leases due after one year)     $   972,000    $ 1,596,000    $ 2,170,000     $ 1,272,000    $ 3,400,000
                                      -----------    -----------    -----------     -----------    -----------


 Guaranteed Senior Notes (net
    of current maturities)            $19,000,000    $20,000,000    $20,000,000     $20,000,000  $      -
                                      -----------    -----------    -----------     -----------  -------------

 Stockholders' equity
                                      $59,611,000    $55,102,000    $57,224,000     $59,324,000  $  55,890,000
                                      -----------    -----------    -----------     -----------  -------------



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:


RESULTS OF OPERATIONS

Operating Revenues
- ------------------

     1995 compared to 1994.  Operating revenues were $100,113,000 for the year
     ---------------------
ended December 31, 1995, or 6% higher than the year ended December 31, 1994.
The increase in operating revenues was primarily attributable to improved service levels, improvements in the Company's distribution network, the development of new sales and marketing programs and the expansion of the Company's product lines. During 1995, the Company introduced over 100 new products including the Temco deluxe four-wheel walkabout, the John Bunn Nebulite II medication compressor and the Labtron automatic wrist blood pressure monitor. In addition, revenues also include approximately $935,000, net of elimination of intercompany sales, attributable to the acquisition of National Medical Excess Corp., effective as of July 1, 1995.

     The revenue increase was achieved despite the decline in sales to Apria of 21% for the year ended December 31, 1995 as compared to the prior year. The Company's supply agreement with Apria terminated on December 31, 1995. During 1995 and 1994, the Company's product sales to Apria were approximately $8.1 million and $10.3 million, respectively, which represented approximately 8% and 11%, respectively, of the Company's product sales. The Company's sales to Apria generated gross profit margins of approximately 20%, which is significantly lower than the Company's sales to its other customers which generate gross profit margins of approximately 33%. Management believes that the Company has implemented steps which could positively impact revenues and profits for 1996, including improved customer service and efficiency levels, the introduction of new product lines and the expansion of its C.A.P. program. However, no assurances can be given that such steps will produce sufficient revenues in 1996 to cover the decrease in revenues to Apria.

     1994 compared to 1993.  Operating revenues were $94,429,000 for the year
     ---------------------
ended December 31, 1994, or 2% higher than the year ended December 31, 1993.
The increase in revenues reflected the partial recovery of certain revenues affected by past service and efficiency problems associated with the Company's reorganization of its distribution network. In addition, the increase was also attributable to the Company's continued expansion of its product lines resulting from new and expanded distribution agreements with vendors.

Interest and Other Income
- -------------------------

     1995 compared to 1994.  Interest and other income increased from $72,000 in
     ---------------------
1994 to $290,000 in 1995. The increase is primarily due to the receipt of approximately $200,000 relating to an insurance recovery and a favorable settlement of a contractual dispute.

     1994 compared to 1993.  Interest and other income increased from $69,000 in
     ---------------------
1993 to $72,000 in 1994, an increase of 4% due to higher interest rates.

Cost of Revenues
- ----------------

     1995 compared to 1994.  Cost of revenues as a percentage of operating
     ---------------------
revenue remained relatively unchanged from the prior year, at 69%. Due to manufacturing efficiencies and improved purchasing activities, the Company maintained its gross profit margin despite increased competition.

     1994 compared to 1993.  Cost of revenues as a percentage of operating
     ---------------------
revenue decreased to 69% from 71%. The decrease in cost of revenues was primarily the result of manufacturing efficiencies and improved purchasing activities during the 1994 period and non-recurring costs of approximately $921,000 incurred during 1993.

Selling, General and Administrative Expenses
- --------------------------------------------

     1995 compared to 1994.  Selling, general and administrative expenses
     ---------------------
decreased $2,576,000 or 8.5% in 1995. As a percentage of operating revenues, selling, general and administrative expenses decreased to 28% from 32%. The decrease was primarily due to cost reduction programs, the continued efficiencies generated by the Company's distribution network and investments in new business systems, and the non-recurring cost of approximately $1,321,000 recorded in the fourth quarter of 1994.

     1994 compared to 1993.  Selling, general and administrative expenses
     ---------------------
increased $465,000 or 2% in 1994. As a percentage of operating revenue, selling, general and administrative expenses remained at 32%. The increase was the result of additional depreciation and amortization primarily due to the Company's investment in new equipment and systems and non-recurring costs of approximately $1,321,000, which were incurred during the fourth quarter of 1994. The non-recurring costs incurred were related to the estimated impairment of the residual value of the Company's investment in a leveraged lease of $500,000 relating to certain changes in market conditions and technological advancements; an accrual for severance and other employee costs of approximately $370,000 related to employees terminated during the fourth quarter of 1994 and first quarter of 1995; an accrual for sales and franchise taxes of approximately $175,000 related to audits conducted by multiple states for the periods 1988 through 1992; and costs of approximately $276,000 related to a terminated acquisition and a lease arbitration proceeding involving the Company's principal manufacturing facility. Management believes that such additional costs were non-recurring.

Interest Expense
- ----------------

     1995 compared to 1994.  Interest expense increased $26,000 or 1%,
     ---------------------
principally due to an increase in interest rates from the prior year. Interest expense for the last six months of 1995 decreased compared to the same period in the prior year due to a decrease in borrowings during the period. The Company reduced its borrowings as a result of increased earnings, and the net proceeds of $3,471,000 realized from an offshore private placement of 1,071,655 shares of common stock completed in September 1995.

     1994 compared to 1993.  Interest expense increased $260,000 or 11%
     ---------------------
primarily due to an increase in interest rates in 1994 and an increase in borrowings used to finance the Company's investment in warehousing equipment and new systems, and higher accounts receivable and inventory balances to support the increase in revenues.

Net Income
- ----------

     1995 compared to 1994.  Income before income taxes was $1,298,000 as
     ---------------------
compared to a loss before income taxes of $3,303,000 for the prior year. The increase in income before income taxes is primarily due to the increase in revenues and the decrease in selling, general and administrative expenses.

     Net income was $738,000 as compared to a net loss of $2,356,000 for the prior year. The Company recorded income tax expense of $560,000 for the year ended December 31, 1995, as compared to an income tax benefit of $947,000 for the prior year. As of December 31, 1995, the Company recorded a deferred tax asset of $3,012,000, primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. Based upon the Company's expectation that future taxable income will be sufficient to utilize the carryforwards prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations and a tax planning strategy which anticipates the recognition of a taxable gain on the sale of appreciated assets which was consumated on March 4, 1996. The total deferred tax asset will continue to be evaluated by management as to its realizability on a quarterly basis. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Uncertainties which may impact the future realizability but are not expected to occur, include a decline in sales and margins resulting from a possible loss of market share and increased competition.

     1994 compared to 1993.  Loss before income taxes and cumulative effect of
     ---------------------
change in accounting principle was $3,303,000 for 1994 as compared to $5,028,000 for the prior year. The decrease in the loss before income taxes and cumulative effect of change in accounting principle is primarily the result of a partial recovery of certain revenue affected by past service and efficiency problems associated with the Company's reorganization of its distribution network and the increase in gross profit margin resulting from manufacturing and purchasing efficiencies, partially offset by the increase in selling, general and administrative expenses and interest expenses.

     Net loss for 1994 was $2,356,000 as compared to a net loss, after the cumulative effect of a change in accounting for income taxes recorded in 1993 of $530,000, of $2,868,000. As permitted by FASB Statement No. 109, "Accounting for Income Taxes," the Company recognized a deferred tax benefit of $947,000 resulting primarily from future tax benefits expected to be realized from the utilization of net operating loss carryforwards generated in the 1994 period. Based upon the Company's tax planning strategy which anticipates the recognition of a taxable gain on the sale of appreciated assets and the expectation at December 31, 1994 that future taxable income would exceed approximately $9,441,000 prior to December 31, 2009, this deferred tax benefit was recorded. The Company has recorded a valuation allowance of $55,000 related to tax assets recorded for acquired carryforwards.

     The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources
- -------------------------------

     The Company had working capital of $33,763,000, $28,282,000 and $29,265,000
at December 31, 1995, 1994 and 1993, respectively.    The increase in working
capital for the period ended December 31, 1995 is primarily attributable to the cash provided by the Company's net income of $738,000, which reflects $3,260,000 of depreciation and amortization expense. In addition, the Company raised $3,471,000 of additional capital, net of expenses, through an offshore private placement of 1,071,655 shares of its common stock completed in September, 1995.

     The decrease in working capital for the period ended December 31, 1994 is primarily due to the operating loss, principal payments on long-term debt, and purchases of property, plant and equipment.

     Cash used in operations for the year ended December 31, 1995 was $3,250,000. The principal reason for the cash used in operations was the Company's increase in accounts receivable due partially to the increase in revenue in the fourth quarter of 1995 as compared to the fourth quarter of 1994, and the reduction of acceptances payables.

     At December 31, 1995, the Company had an unsecured line-of-credit with a bank available for letters of credit, acceptances and short-term borrowings.
The total amount available under the line-of-credit is $15,000,000. The line is available for direct borrowings in an amount of up to $5,000,000, and provides for commercial letters of credit and bankers' acceptances. Credit availability under this line is subject to the bank's continuing satisfaction with current financial information. Although the line-of-credit by its terms expires on June 30, 1996, the Company anticipates that the line-of-credit will be renewed.

     Interest on direct borrowings is payable at the bank's prime rate plus 1%, acceptances are created for a fee of 2-1/2% above the bank's acceptance rate, and commercial letters of credit have a commission rate of 3/8% per drawing. At December 31, 1995 and 1994, the Company had direct borrowings of $2,100,000 and $673,000, respectively, utilized under the line. At December 31, 1995 and 1994, $5,000,000 and $10,350,000, respectively, had been utilized under acceptances payable. Open letters of credit at December 31, 1995 relating to vendor purchases were $1,589,000.

     The Company anticipates that the cash flow from operations, together with the current cash balance, and the anticipated renewal of its bank line of credit will be sufficient to meet its working capital requirements.

Financing
- ---------

     On March 12, 1992, the Company privately sold at par to John Hancock its 8.28% Guaranteed Senior Notes due February 29, 2000, in the aggregate principal amount of $20,000,000, and five-year warrants to purchase 125,000 shares of the common stock of the Company at an exercise price of $12.00 per share. During 1993, the Note Agreement was amended to modify the terms of certain financial covenants and the terms of the warrants issued to John Hancock. The amendment to the Note Agreement provided for, among other things, an increase in the number of shares available for issuance under the warrants from 125,000 shares to 250,000 shares of the common stock of the Company (the "Initial Warrants"), a reduction in the exercise price of the warrants from $12.00 to $5.50 per share, and an extension of the expiration date of the warrants to February 29, 2000. The warrants, which were revalued as of the date of the amendment, have been valued at $365,000, and are being amortized as additional interest over the
remaining term of the debt.   At December 30, 1994, the Note Agreement was
amended to modify the terms of certain financial covenants. In connection with the amendment, the Company issued to John Hancock additional warrants to purchase 90,000 shares of the common stock of the Company (the "Additional Warrants") at an exercise price of $5.25 per share, with an expiration date of February 29, 2000. The Company valued these warrants at $90,000, which will be amortized as additional interest over the remaining term of the related debt.
As a result of the offshore private placement of 1,071,655 shares of common stock in September 1995, additional warrants to purchase 5,336 shares of the common stock of the Company were issued to John Hancock, and the exercise prices of the warrants were adjusted from $5.50 per share to $5.42 per share with respect to the Initial Warrants, and from $5.25 per share to $5.17 per share with respect to the Additional Warrants.

     The Guaranteed Senior Notes are unsecured, guaranteed by the Company's significant subsidiaries, rank pari passu with all future and current indebtedness of the Company, and are senior to all existing and future subordinated indebtedness of the Company. The Note Agreement contains provisions relating to mandatory and optional redemption, limitations with respect to the incurrence of debt, liens, transactions with affiliates, consolidations and mergers, sales of assets and dividends and other distributions. In addition, the Note Agreement contains certain financial covenants including the maintenance of consolidated net worth, and fixed charge and interest expense ratios. Under the terms and provisions of the Note Agreement, the Company is not permitted to declare or pay any dividends (other than dividends paid in shares of its common stock) or make any distribution to stockholders or any other restricted payments and restricted investments, in an amount greater than $2,000,000 plus 50% of the Company's cumulative consolidated net income after December 31, 1991 (less 100% of losses). As of December 31, 1995, under the terms and provisions of the Note Agreement, the Company was restricted from declaring and paying any cash dividends and making any other restricted payments and restricted investments.

     In September 1995, the Company completed an offshore private placement of 1,071,655 shares of its common stock with various European institutional investors. The net proceeds of $3,471,000 realized from the offering were used for general corporate purposes.

     On March 4, 1996, the Company sold its Gentle Expressions breast pump product line to The Lumiscope Company, Inc. for a purchase price of $1,000,000, of which $500,000 was paid in cash with the balance in a secured subordinated promissory note in the aggregate principal amount of $500,000, payable over 48 months plus interest at the prime rate of interest plus 1%. Under the terms of the transaction, Lumiscope will purchase certain inventory of the Gentle Expressions breast pump product line over a six-month period, and provide the Company with a one-year royalty based upon Lumiscope's sales to a certain retail discount chain. In addition, the Company entered into a supply agreement with Lumiscope pursuant to which Lumiscope will continue to supply the Gentle Expressions product line to the Company for resale to the export market and certain other accounts.

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14(a)(1) and (2),(c) and (d)

                          LIST OF FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1995

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

                               HAUPPAUGE, NEW YORK

FORM 10-K--ITEM 8, ITEM 14(a)(1) and (2) and (d)

GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Graham-Field Health Products, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors  . . . . . . . . . . . . . . . . . .   F-2

Consolidated balance sheets--
 December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated statements of operations--
 Years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . .   F-5

Consolidated statements of stockholders' equity--
 Years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . .   F-6

Consolidated statements of cash flows--
 Years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . .   F-7

Notes to consolidated financial statements--
 December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . .   F-9

The following consolidated financial statement schedule of Graham-Field Health Products, Inc. and subsidiaries is included in Item 14(d):

Schedule II--Valuation and qualifying accounts  . . . . . . . . . .  F-26

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Graham-Field Health Products, Inc.

We have audited the accompanying consolidated balance sheets of Graham-Field Health Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graham-Field Health Products, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           ERNST & YOUNG LLP





Melville, New York
March 8, 1996

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31


                                                         1995            1994
                                                       --------        --------


 ASSETS
 Current assets:
     Cash and cash equivalents                    $     214,000   $     121,000

     Accounts receivable, less allowance for
        doubtful accounts of $1,740,000 and
        $1,907,000, respectively                     21,936,000      19,173,000

     Inventories                                     29,819,000      30,410,000

     Other current assets                             1,789,000       1,135,000

     Recoverable and prepaid income taxes               221,000         239,000
                                                   ------------    ------------
            TOTAL CURRENT ASSETS                     53,979,000      51,078,000


 Property, plant and equipment, net                   8,120,000       9,245,000



 Excess of cost over net assets acquired, net of
     accumulated amortization of $7,212,000 and
     $6,295,000, respectively                        29,291,000      29,531,000

 Investment in leveraged lease                          487,000         488,000

 Deferred tax assets                                  3,012,000       3,493,000

 Other assets                                         4,910,000       5,659,000
                                                   ------------    ------------

            TOTAL ASSETS                            $99,799,000     $99,494,000
                                                    ===========     ===========







See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS -- (Continued)


                                               December 31

                                          1995             1994
                                       ------------    ------------

 LIABILITIES AND STOCKHOLDERS'
 EQUITY
 Current liabilities:
     Note payable to bank              $  2,100,000   $    673,000

     Current maturities of long-term      1,578,000        615,000
       debt

     Accounts payable                     8,750,000      7,901,000

     Acceptances payable                  5,000,000     10,350,000

     Accrued expenses                     2,788,000      3,257,000
                                        -----------   ------------

             TOTAL CURRENT               20,216,000     22,796,000
               LIABILITIES


 Long-term debt                             972,000      1,596,000

 Guaranteed Senior Notes                 19,000,000     20,000,000
                                        -----------    -----------

             TOTAL LIABILITIES           40,188,000     44,392,000


 STOCKHOLDERS' EQUITY

 Preferred stock, par value $.01 per
 share:
   authorized shares 1,000,000,
     none issued
 Common stock, par value $.025 per         352,000         323,000
 share:
    authorized shares 40,000,000,
    issued and outstanding
    14,082,130 and 12,938,493,
    respectively
 Additional paid-in capital             66,887,000      63,145,000

 (Deficit)                              (7,628,000)     (8,366,000)
                                       ------------   ------------

                                        59,611,000      55,102,000

 Commitments and contingencies
                                      -------------  --------------


             TOTAL LIABILITIES AND     $99,799,000     $99,494,000
                                       ===========     ===========
             STOCKHOLDERS' EQUITY





     See notes to consolidated financial statements.

                    GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31
                                                                       1995             1994              1993
                                                                 -------------    --------------    --------------
Net revenues:
    Medical equipment and supplies                                $100,113,000     $ 94,429,000      $ 92,483,000
    Interest and other income                                          290,000           72,000            69,000
                                                                 -------------    -------------     -------------
                                                                   100,403,000       94,501,000        92,552,000
Costs and expenses:
    Cost of revenues                                                68,883,000       65,032,000        65,533,000
    Selling, general and administrative                             27,566,000       30,142,000        29,677,000
    Interest expense                                                 2,656,000        2,630,000         2,370,000
                                                                  ------------     ------------      ------------

                                                                    99,105,000       97,804,000        97,580,000
                                                                  ------------     ------------      ------------


Income (loss) before income taxes (benefit) and
    cumulative effect of change in
    accounting principle                                             1,298,000       (3,303,000)       (5,028,000)
Income taxes (benefit)                                                 560,000         (947,000)       (1,630,000)
                                                                  ------------     ------------      -------------
Income (loss) before cumulative effect of
    change in accounting principle                                     738,000       (2,356,000)       (3,398,000)

Cumulative effect of change in accounting
    principle                                                          -                -                 530,000
                                                                --------------   ---------------     ------------


         NET INCOME (LOSS)                                        $    738,000     $ (2,356,000)     $ (2,868,000)
                                                                  ============      ===========      ============


Net income (loss) per share:

Income (loss) before cumulative effect of change in
    accounting principle                                            $      .06     $       (.18)   $         (.26)
Cumulative effect of change in accounting
    principle                                                          -                -                     .04
                                                                --------------   --------------    --------------
Net income (loss) per share                                         $      .06    $        (.18)   $         (.22)
                                                                ==============   ==============    ==============

Weighted average number of common and
    common equivalent shares                                        13,332,000       12,879,000        12,796,000
                                                                  ============     ============      ============


See notes to consolidated financial statements.

                          GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock         Additional                       Treasury Stock
                                                    ----------------------        Paid-in                   ----------------------
                                            Total       Shares      Amount        Capital      (Deficit)      Shares        Amount
                                     ------------   ----------   ---------   ------------   ------------    --------    ----------

BALANCE, DECEMBER 31, 1992           $ 59,324,000   12,852,319   $ 321,000   $ 62,869,000   $ (3,142,000)   (123,735)   $ (724,000)
Issuance of common stock:
  On exercise of stock options            195,000       86,875       2,000        206,000             --      (2,273)      (13,000)
  Compensation to employee                 30,000        5,000          --         30,000             --          --            --
Tax benefit from exercise of
  stock options                            12,000           --          --         12,000             --          --            --
Warrants issued in connection
  with debt                               365,000           --          --        365,000             --          --            --
Retirement of Treasury Stock                   --     (126,008)     (3,000)      (734,000)            --     126,008       737,000
Cumulative effect of change in
  accounting principle                    166,000           --          --        166,000             --          --            --
Net loss                               (2,868,000)          --          --             --     (2,868,000)         --            --
                                     ------------   ----------   ---------   ------------   ------------    --------    ----------
BALANCE, DECEMBER 31, 1993             57,224,000   12,818,186     320,000     62,914,000     (6,010,000)          0             0
Issuance of common stock on
  exercise of stock options               192,000      149,250       4,000        314,000             --     (28,943)     (126,000)
Tax benefit from exercise of
  stock options                            42,000           --          --         42,000             --          --            --
Retirement of Treasury Stock                   --      (28,943)     (1,000)      (125,000)            --      28,943       126,000
Net loss                               (2,356,000)          --          --             --     (2,356,000)         --            --
                                     ------------   ----------   ---------   ------------   ------------    --------    ----------
BALANCE, DECEMBER 31, 1994             55,102,000   12,938,493     323,000     63,145,000     (8,366,000)          0             0
Issuance of common stock:
  On exercise of stock options            172,000       86,500       2,000        220,000             --     (14,518)      (50,000)
  Regulation S offering, net            3,471,000    1,071,655      27,000      3,444,000             --          --            --
Tax benefit from exercise of
  stock options                            38,000           --          --         38,000             --          --            --
Retirement of Treasury Stock                   --      (14,518)         --        (50,000)            --      14,518        50,000
Warrants issued in connection
  with debt                                90,000           --          --         90,000             --          --            --
Net Income                                738,000           --          --             --        738,000          --            --
                                     ------------   ----------   ---------   ------------   ------------    --------    ----------
BALANCE, DECEMBER 31, 1995           $ 59,611,000   14,082,130   $ 352,000   $ 66,887,000   $ (7,628,000)          0            $0
                                     ============   ==========   =========   ============   ============    ========    ==========

                 See notes to consolidated financial statements.





                         GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Year Ended December 31
                                                                       1995                    1994                    1993
                                                                  --------------          --------------       ---------------
OPERATING ACTIVITIES
Net income (loss)                                                  $    738,000            $ (2,356,000)        $  (2,868,000)

Adjustments to reconcile net income (loss) to
  net cash (used in) provided by
  operating activities:
  Cumulative effect of change in                                         -                       -                   (530,000)
     accounting principle
  Depreciation and amortization                                       3,260,000               3,448,000             3,056,000
  Leveraged lease valuation adjustment                                   -                      500,000                  -
  Deferred income taxes                                                 519,000                (947,000)           (1,630,000)
  Provisions for losses on accounts receivable                          448,000                 586,000             1,230,000
  Loss on disposal of property, plant and equipment                       3,000                  -                       -
  Other                                                                  -                        7,000                22,000
  Changes in operating assets and
     liabilities, net of effects of
     acquisition:
     Accounts receivable                                             (3,034,000)             (3,639,000)            1,920,000
     Inventories and other current assets                                26,000              (2,625,000)           (1,586,000)
     Recoverable and prepaid income taxes                                18,000                  24,000               598,000
     Accounts and acceptances payable
     and accrued expenses                                            (5,228,000)              3,485,000             2,121,000
                                                                     ----------             -----------           -----------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                                 (3,250,000)             (1,517,000)            2,333,000

INVESTING ACTIVITIES
Purchase of short term investments                                       -                    1,998,000            (1,998,000)
Purchase of property, plant and equipment                              (610,000)             (1,094,000)             (745,000)
Proceeds from the sale
  of property, plant, and equipment                                      19,000                    -                       -
Purchase of certain assets and liabilities of
  National Medical Excess Corp., net of
  cash acquired                                                        (668,000)                   -                       -
Start up cost related to the St. Louis
  Distribution Center                                                    -                     (171,000)             (126,000)
Decrease (increase)  in other assets                                    116,000                 (30,000)               95,000
                                                                   -------------           ------------           ------------

NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES               $ (1,143,000)           $    703,000          $ (2,774,000)

                                      F-7

                      GRAHAM-FIELD HEALTH PRODUCTS, INC AND SUBSIDIARIES

                                                              Year Ended December 31

                                                      1995                1994             1993
                                                ---------------      -------------- --------------
 FINANCING ACTIVITIES

 Proceeds from note payable to bank
     and long-term debt                           $  2,100,000        $  1,673,000    $ 1,500,000
 Principal payments on revolving line of
     credit, long-term debt and notes payable       (1,257,000)         (1,495,000)    (3,551,000)


 Proceeds on exercise of stock options                 172,000             192,000        195,000

 Proceeds from issuance of
    common stock, net                                3,471,000              -              -
                                                 --------------     ---------------  --------------
 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                              4,486,000             370,000     (1,856,000)



 INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                    93,000            (444,000)    (2,297,000)
 CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                  121,000             565,000      2,862,000
                                                  ------------        -------------  ------------


 CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                   $    214,000        $    121,000    $   565,000
                                                  ============        ============    ===========

 SUPPLEMENTARY CASH FLOW INFORMATION:
    Interest paid                                 $  2,458,000        $  2,701,000    $ 2,430,000
                                                  ============        ============    ===========
    Income taxes paid (refunded)                 $      74,000       $      23,000    $  (828,000)
                                                 =============       =============    ===========

See notes to consolidated financial statements.

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Graham-Field Health Products, Inc. and its
- -----------------------
subsidiaries (the "Company") manufacture, market and distribute medical, surgical and a broad range of other health care products for hospital, physician and home use. The Company markets and distributes approximately 20,000 products under its own brand names and under suppliers' names. The Company's products are marketed to approximately 16,000 customers, principally hospital, nursing home, physician and home health care dealers, health care product wholesalers and retailers primarily within the United States. In addition, the Company has increased its presence in Central and South America, Canada, Mexico, Europe and Asia. Approximately 33% of the Company's revenues are derived from products produced by the Company, and approximately 50% are derived from products and components purchased from domestic sources. Approximately 17% are derived from products and components purchased internationally, of which 94% are from the Far East and 6% from Europe and all other locations.

Principles of Consolidation:  The consolidated financial statements include the
- ---------------------------
accounts of the Company and its subsidiaries, each of which is wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:  The preparation of financial statements in conformity with
- ----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents:  The Company considers all highly liquid investments with a
- ----------------
maturity of three months or less when purchased to be cash equivalents.

Inventories:  Inventories are valued at the lower of cost or market value.  Cost
- -----------
is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out method.

Property, Plant and Equipment:  Property, plant and equipment is recorded at
- -----------------------------
cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the lesser of the estimated useful lives of the related assets or the lease term, where appropriate.

                    GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Excess of Cost Over Net Assets Acquired:  Excess of cost over net assets
- ---------------------------------------
acquired is generally amortized on a straight-line basis over 40 years. The carrying value of such costs are reviewed by management as to whether the facts and circumstances indicate that an impairment may have occurred. If this review indicates that such costs or a portion thereof will not be recoverable, as determined based on the undiscounted cash flows of the entities acquired over the remaining amortization period, the carrying value of these costs will be reduced by the estimated shortfall of cash flows.

Revenue Recognition Policy:  The Company recognizes revenue when products are
- --------------------------
shipped, with appropriate provisions for uncollectible accounts and credits for returns.

Income Taxes:  The Company and its subsidiaries file a consolidated Federal
- ------------
income tax return. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes", which superseded FASB Statement No. 96 (see Notes 2 and 8).

Net Income (Loss) Per Share Information:  Net income per common share for 1995
- ---------------------------------------
was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Net loss per common share for 1994 and 1993 was computed using the weighted average number of common shares outstanding during the period.

Employee Stock Options:  The Company has a stock option program which is more
- ----------------------
fully described in Note 12. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, because the exercise price of the options equals the market price of the underlying common stock of the Company on the date of grant, no compensation expense is recognized for the stock options.

Concentration of Credit Risk:  The Company manufactures and distributes health
- ----------------------------
care products and medical sundries principally to hospitals, health care distributors and retailers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 to 90 days. Credit losses relating to customers have been consistently within management's expectations.

Recently Issued Accounting Standards:  In March 1995, the FASB issued Statement
- ------------------------------------
of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard is effective for the Company's financial statements beginning in the first quarter of 1996. SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and certain identifiable intangibles that are expected to be disposed of. In the opinion of the Company's management, it is anticipated that the adoption of SFAS No. 121 will not have a material effect on the results of operations or financial condition of the Company.

                    GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than the fourth quarter of 1996. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the 1996 financial statements proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has not yet determined if it will elect to change to the fair value method or provide the necessary proforma information, nor has it determined the effect the new standard will have on its operating and per share results should it elect to make such change.

2.  CHANGE IN ACCOUNTING FOR INCOME TAXES

In February 1992, the FASB issued Statement No. 109, "Accounting for Income Taxes." The Company adopted the provisions of the new standard in its financial statements for the year ended December 31, 1993. The adoption of Statement No. 109 did not affect the Company's pretax loss from operations for the year ended December 31, 1993. The cumulative effect as of January 1, 1993 of adopting Statement No. 109 was a tax benefit of $530,000, or $.04 per share which is net of allowances of $55,000. This tax benefit is principally attributable to available net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits which can be used to reduce future tax liabilities.

Additionally, the Company recorded deferred tax assets of approximately $386,000 related to net operating loss carryforwards previously acquired in a prior acquisition and the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options which resulted in certain tax benefits (see Note 12). The effect of recognizing these deferred tax assets under Statement No. 109 was to reduce other assets by $220,000 and to increase additional paid-in capital by $166,000.

Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                    GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  ACQUISITION OF BUSINESS

Effective July 1, 1995, the Company acquired substantially all of the assets and liabilities of National Medical Excess Corp. ("NME"), a distributor of used and refurbished medical products, including respiratory and durable medical equipment. The NME acquisition was accounted for under the purchase method of accounting and accordingly, assets and liabilities were recorded at fair values at the date of acquisition. Results of operations of NME are included in the consolidated financial statements of the Company subsequent to that date. The purchase price, including acquisition expenses, was approximately $723,000 in cash, plus the assumption of certain liabilities. The excess of cost over the net assets acquired amounted to approximately $677,000.

4.    INVENTORIES

Inventories consist of the following:

                                                          December 31
                                                       1995           1994
                                                  ------------   -------------

      Raw materials                               $  2,871,000   $   3,112,000
      Work-in-process                                1,620,000       1,183,000
      Finished goods                                25,328,000      26,115,000
                                                  ------------   -------------

                                                  $ 29,819,000   $  30,410,000
                                                  ============   =============

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                            December 31
                                                        1995          1994
                                                  -------------   ------------

      Equipment                                   $ 14,399,000    $ 14,177,000
      Furniture and fixtures                         1,600,000       1,600,000
      Leasehold improvements                         1,958,000       1,823,000
                                                  ------------    ------------
                                                    17,957,000      17,600,000

      Accumulated depreciation and amortization     (9,837,000)     (8,355,000)
                                                 -------------    ------------
                                                 $   8,120,000    $  9,245,000
                                                 =============    ============


The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $1,617,000, $1,679,000 and $1,485,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                    GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  INVESTMENT IN LEVERAGED LEASE

The Company is the lessor in a leveraged lease agreement entered into in December 1983, under which helicopters, having an estimated economic life of at least 22 years, were leased for a term of 16 years. The Company's equity investment represented 9% of the purchase price; the remaining 91% was furnished by third-party financing in the form of long-term debt that provides for no recourse against the Company and is secured by a first lien on the property. At the end of the lease term, the equipment is to be returned to the Company. The residual value was estimated to be 57% of the cost. As a result of certain market conditions and technological advancements, the Company recorded a charge in the fourth quarter of 1994 of approximately $500,000, which was included in selling, general and administrative expenses, to reflect the estimated impairment of the residual value of the helicopters.

For Federal income tax purposes, the Company receives an investment tax credit, and has the benefit of tax deductions for depreciation on the entire leased asset and for interest on the long-term debt. During the early years of the lease, those deductions exceeded the lease rental income. In the later years of the lease, rental income will exceed the deductions for Federal income tax purposes. Accordingly, pursuant to FASB Statement No. 109, this represents a temporary difference for which the Company has recorded a deferred tax liability (see Note 8).

The Company's net investment in the leveraged lease is comprised of the following elements:


                                                           December 31
                                                       1995           1994
                                                   -------------  -----------
      Rental receivables, net of the principal and
        interest on the nonrecourse debt             $  240,000  $   241,000

      Residual value                                    372,000      372,000
      Less: unearned and deferred income               (125,000)    (125,000)
                                                     ----------  -----------


      Investment in leveraged lease                  $  487,000  $   488,000
                                                     ==========  ===========

7.  ACCEPTANCES PAYABLE

At December 31, 1995 and 1994, the Company had an unsecured line-of-credit with a bank available for letters of credit, acceptances and direct borrowings. The total amount available under the line-of-credit is $15,000,000 ($20,000,000 at December 31, 1994). The line was reduced from $20,000,000 to $15,000,000 during 1995 based on the anticipated needs of the Company. The line is available for direct borrowings in the amount of up to $5,000,000, and provides for commercial letters of credit and bankers' acceptances. Credit availability under this line is subject to the bank's continuing satisfaction with current financial information. The line-of-credit outstanding at December 31, 1995 expires on June 30, 1996. The Company anticipates that the line-of-credit will be renewed.

                    GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  ACCEPTANCES PAYABLE (continued)

Interest on direct borrowings is payable at the bank's prime rate (8.5% at December 31, 1995) plus 1%, acceptances are created for a fee of 2-1/2% above the bank's acceptance rate, and commercial letters of credit have a commission rate of 3/8% per drawing. At December 31, 1995 and 1994, the Company had direct borrowings of $2,100,000 and $673,000, respectively, utilized under the line.
At December 31, 1995 and 1994, $5,000,000 and $10,350,000, respectively, had been utilized under acceptances payable. The weighted average interest rate on the amounts outstanding as of December 31, 1995 and 1994 was 8.6% and 8.7%, respectively. Open letters of credit at December 31, 1995 relating to vendor purchases were $1,589,000.

8.  INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes in accordance with the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (see Note 2). As permitted under the new rules, prior years' financial statements were not restated.

The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was a tax benefit of $530,000. The application of the new income tax rules did not affect the Company's pretax loss from operations for the year ended December 31, 1993.

At December 31, 1995, the Company had net operating loss carryforwards of approximately $7,423,000 for income tax purposes which expire primarily in 2008 and 2009, of which approximately $375,000 were acquired in connection with an acquisition and expire primarily in 2005 and are limited as to use in any particular year. For financial reporting purposes, a valuation allowance of $55,000 has been recognized to offset the deferred tax assets related to those acquired carryforwards. If realized, the tax benefit for those items will be recorded as a reduction in goodwill. The Company has not provided an additional valuation allowance against its net deferred tax asset recorded at December 31, 1995 based upon the Company's tax planning strategy (see Note 16), which anticipates the recognition of a taxable gain on the sale of appreciated assets and the expectation that future taxable income will be sufficient during the carryforward period. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In addition, at December 31, 1995, the Company had approximately $744,000 (net of a 35% reduction of investment tax credits as a result of the Tax Reform Act of 1986) of investment, research and development and jobs tax credits, for income tax purposes which expire primarily in 1999, and which includes alternative minimum tax credits of $360,000 which have no expiration date. In 1995, the Company recorded deferred State tax benefits previously not recognized as a component of the net operating loss carryforwards.

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                      1995        1994
                                                    --------    --------
      Deferred Tax Assets:
        Net operating loss carryforwards          $ 3,043,000  $ 3,035,000
        Tax credits                                   744,000      697,000
        Accounts receivable and other reserves      1,275,000    1,082,000
        Uniform capitalization                        674,000      788,000
        Deferred rent                                 403,000      383,000
        Other                                           5,000      120,000
                                                 ------------ ------------
                                                    6,144,000    6,105,000
        Valuation allowance for deferred assets       (55,000)     (55,000)
                                                 ------------ ------------
        Total deferred tax assets                   6,089,000    6,050,000
                                                 ------------ ------------

      Deferred Tax Liabilities:
        Tax over book depreciation                  1,713,000    1,453,000
        Leveraged lease                               506,000      495,000
        Prepaid expenses                              250,000      155,000
        Amortization of intangibles                   477,000      310,000
        Other                                         131,000      144,000
                                                 ------------  -----------
        Total deferred tax liabilities              3,077,000    2,557,000
                                                  -----------  -----------
        Net deferred tax assets                   $ 3,012,000  $ 3,493,000
                                                  ===========  ===========

Significant components of the provision for income taxes are as follows:


                                            1995        1994          1993
                                         ----------   ---------   ------------
Current:

   Federal                                $ 429,000   $    -      $       -
   State and local                           88,000        -              -
   Benefit of net operating loss
     carryforwards                         (476,000)       -              -
                                         -----------  ----------  ------------
                                             41,000        -            -
Deferred Federal and State                  519,000     (947,000)   (1,630,000)
                                         -----------  ----------  ------------
                                          $ 560,000   $ (947,000) $ (1,630,000)
                                         ==========   ==========  ============

                GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  INCOME TAXES (continued)

The following is a reconciliation of income tax computed at the Federal statutory rate to the provision for taxes before cumulative effect of change in accounting principle:


                                           1995                1994                 1993
                                       -----------        ---------------     ---------------
                                     Amount   Percent     Amount  Percent    Amount   Percent
                                     ------   -------     ------  -------    ------   -------

Tax expense (benefit)
  computed at statutory rate     $   441,000    34%    $(1,123,000)   (34%)  $(1,710,000) (34%)

Expenses not deductible for
  income tax purposes:

      Amortization of excess
       of cost over net assets
       acquired                       286,000   22%        239,000       7%      197,000    4%


      Other                            54,000    4%         46,000       1%      (20,000)   --

State tax expense (benefit), net of
 Federal benefit                       91,000    7%       (109,000)    (3%)      (97,000)  ( 2%)

Previously unrecognized State
 tax benefits                       (312,000)  (24%)


                                  ------------------    -----------------    -------------------
                                   $  560,000    43%    $ (947,000)   (29%)  $(1,630,000)  (32%)
                                  ==================    ==================   ====================

9.  LONG-TERM DEBT

Long-term debt consists of the following:
                                                          December 31
                                                       1995         1994
                                                  ------------ ------------
     Notes payable to International Business
       Machines Corp. ("IBM")                     $  1,550,000  $  2,195,000
     Other notes payable                                 -            16,000
                                                  ------------  ------------
                                                     1,550,000     2,211,000
           Less current maturities                     578,000       615,000
                                                  ------------  ------------
                                                  $    972,000  $  1,596,000
                                                  ============  ============

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  LONG-TERM DEBT (continued)

In connection with the development of the Company's St. Louis Distribution Center, the Company entered into an agreement with IBM to provide the computer hardware and software, and all necessary warehousing machinery and equipment including installation thereof. This project was primarily financed through IBM in the form of individual unsecured notes which corresponded to various components of the project. The total amount financed was approximately $5,755,000, of which approximately $1,466,000 remains outstanding at December 31, 1995. In March 1993 the Company financed the upgrade of its existing computer system at a cost of $366,000. In September 1995, such upgrade was refinanced partially through an operating lease with the balance of $86,000 refinanced with a new note payable, of which approximately $84,000 remains outstanding at December 31, 1995. The notes payable are summarized below:


                                                               December 31
                                                            1995         1994
                                                            ----         ----

Note payable with monthly principal and interest
  payments of $6,654 at 8.60% per annum maturing
  March 31, 1997 ......................................  $  102,000   $  168,000

Note payable with monthly principal and interest
  payments of $7,776 at 10.20% per annum maturing
  December 31, 1997, refinanced in September 1995 .....          -       249,000


Note payable, related to partial refinancing of an
  upgrade, with monthly principal and interest payments
  of $1,881 at 11.53% per annum maturing
  October 1, 2000 .....................................      84,000            -

Note payable with monthly principal and interest
  payments of $3,270 at 8.0% per annum maturing
  July 31, 1998 .......................................      94,000      125,000

Note payable with monthly principal and interest
  payments of $41,417 at 7.68% per annum maturing
  September 30, 1998 ..................................   1,270,000    1,653,000
                                                         ----------   ----------
                                                         $1,550,000   $2,195,000
                                                         ==========   ==========

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  LONG-TERM DEBT  (continued)

The scheduled maturities of the above listed notes are as follows:

 Year Ended December 31:
 ----------------------

        1996              $   578,000
        1997                  525,000
        1998                  411,000
        1999                   19,000
        2000                   17,000
                           ----------
                           $1,550,000
                           ==========

10.  GUARANTEED SENIOR NOTES

On March 12, 1992, the Company privately sold at par to John Hancock its 8.28% Guaranteed Senior Notes due February 29, 2000, in the aggregate principal amount of $20,000,000, and five-year warrants to purchase 125,000 shares of the common stock of the Company at an exercise price of $12 per share. During 1993, the Note Agreement was amended to modify the terms of certain financial covenants and the terms of the warrants issued to John Hancock. The amendment to the Note Agreement provided for, among other things, an increase in the number of shares available for issuance under the warrants from 125,000 shares to 250,000 shares of the common stock of the Company (the "Initial Warrants"), a reduction in the exercise price of the warrants from $12.00 to $5.50 per share, and an extension of the expiration date of the warrants to February 29, 2000. The warrants, which were revalued as of the date of amendment, have been valued at $365,000, and are being amortized as additional interest over the remaining term of the debt. At December 30, 1994, the Note Agreement was amended to modify the terms of certain financial covenants. In connection with the amendment, the Company issued to John Hancock additional warrants to purchase 90,000 shares of the common stock of the Company (the "Additional Warrants") at an exercise price of $5.25 per share, with an expiration date of February 29, 2000. These warrants were valued at $90,000 and will be amortized as additional interest over the remaining term of the debt. As a result of an offshore private placement of 1,071,655 shares of common stock in September 1995, additional warrants to purchase 5,336 shares of the common stock of the Company were issued to John Hancock and the exercise prices of the warrants were adjusted from $5.50 per share to $5.42 per share with respect to the Initial Warrants and from $5.25 per share to $5.17 per share with respect to the Additional Warrants.

The Guaranteed Senior Notes are unsecured, guaranteed by the Company's significant subsidiaries, rank pari passu with all future and current indebtedness of the Company, and are senior to all existing and future subordinated indebtedness of the Company. The Note Agreement, as amended, contains provisions relating to mandatory and optional redemption, limitations with respect to the incurrence of debt, liens, transactions with affiliates, consolidations and mergers, sales of assets and dividends and other distributions. In addition, the Note Agreement, as amended, contains certain financial covenants including the maintenance of consolidated net worth, and fixed charge and interest expense ratios. Under the terms and provisions of the Note Agreement, as amended, the Company is not permitted to declare or pay any dividends (other than dividends paid in shares of its common stock) or make any distribution to stockholders or any other restricted payments and restricted investments, in an amount greater than $2,000,000 plus 50% of the Company's cumulative consolidated net income after December 31, 1991 (less 100% of losses). As of December 31, 1995, under the terms and provisions of the Note Agreement, as amended, the Company was restricted from declaring and paying any cash dividends and making any other restricted payments and restricted investments.

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. GUARANTEED SENIOR NOTES (continued)

In connection with the issuance and amendments to the Guaranteed Senior Notes, issuance costs of approximately $504,000 and $534,000, net of accumulated amortization of $331,000 and $211,000, respectively, have been included in other assets at December 31, 1995 and 1994. Such costs will be amortized over the term of the Guaranteed Senior Notes.

The following is a schedule of maturities:

Year Ended December 31:
- ----------------------

        1996            $ 1,000,000
        1997              2,000,000
        1998              3,000,000
        1999              4,000,000
        2000             10,000,000
                        -----------
                        $20,000,000
                        ===========

On February 29, 1996, the Company paid the $1,000,000 installment on the Guaranteed Senior Notes in accordance with the terms of the Note Agreement, as amended.

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 1, 1990, the lease agreement for the Company's Hauppauge facility was amended to cover a period of seventeen years with one ten-year renewal option. Under the Hauppauge lease, the Company pays an annual base rent of $804,000 in 1990 escalating to $1,023,000 through the seventeenth year and all related real estate taxes.

In March 1990, the Company entered into a new lease on its secondary Hauppauge warehouse facility to cover a period of fifteen years starting on January 1, 1992, with two five-year renewal options. The new lease requires the payment of an annual base rent of approximately $202,500 in 1992 escalating to $240,000 through the fifteenth year and all related real estate taxes.

In March 1991, the Company entered into a lease agreement for the Company's California facility for a period of six years, with one five-year renewal option. The lease requires the payment of an annual base rent of approximately $172,000 in 1991 escalating to $188,000 through the sixth year and all related real estate taxes.

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  COMMITMENTS AND CONTINGENCIES (continued)

In March 1992, the Company entered into a lease agreement for its St. Louis, Missouri Distribution Center for a period of fifteen years commencing April 1,
1992.   The lease requires the  payment of an annual base  rents of $468,000 in the first year escalating to $504,000 through the fifteenth year and all
incremental real estate  taxes over  a  base year  of 1992.   The  escalating
rents may be adjusted by fluctuations in the consumer price index; however, in no event shall the base rent exceed $562,000 during years six through ten and $648,000 during the remaining five years.

The lease on the Company's principal manufacturing facility was for a period of fifteen years commencing October 1, 1991, with an option to purchase the facility at the lessor's net book value at the end of the fifth, tenth, or fifteenth year. In May 1995, the Company modified the lease to eliminate the purchase option, reduce the term to thirteen years with an option to renew for an additional two year period, and change the annual rent from $360,000 to $336,000 escalating to $360,000 on January 1, 2000. The lease requires the Company to pay all related real estate taxes in addition to the annual base rent.

In March 1996, the Company entered into a lease agreement for office and warehouse facilities in Mount Vernon, New York for a period of three years. The lease provides for the payment by the Company of fixed annual rents of $162,000 for the first year escalating to $180,000 for years two and three and all incremental real estate taxes over the base year. The Company has an option to renew the lease for an additional three year period at a fixed annual rent of $180,000.

The Company has recorded rent expense related to these leases on a straight-line basis. At December 31, 1995 and 1994, $984,000 and $1,036,000, respectively, of rent expense is accrued in excess of rental payments made.

The Company also leases other facilities and machinery and equipment, including computer equipment under operating leases with unexpired terms ranging from one to five years.

As of December 31, 1995, minimal annual rental payments under all noncancellable operating leases are as follows:

 Year Ended December 31:
 -----------------------
        1996              $  2,463,000
        1997                 2,305,000
        1998                 2,180,000
        1999                 2,027,000
        2000                 2,021,000
        Thereafter          12,304,000
                           -----------
                           $23,300,000
                           ===========

Rent expense for the years ended December 31, 1995, 1994 and 1993 approximated $2,363,000, $2,527,000, and $2,611,000, respectively.

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)
Litigation

The Company is a defendant in certain legal actions which arose in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's financial position.

Collective Bargaining Agreements

The Company is a party to two collective bargaining agreements with two unions. Each of the collective bargaining agreements is for a term of three years and covers all hourly employees, excluding supervisors, clerical and part-time employees, in Hauppauge, New York and Passaic, New Jersey. The collective bargaining agreements for Hauppauge, New York and Passaic, New Jersey expire on April 12, 1996 and July 1, 1996, respectively.

The Company is in the process of renegotiating its Hauppauge, New York collective bargaining agreement. However, the negotiations still remain in the preliminary stages. The Company has never experienced an interruption or cur-tailment of operations due to labor controversy, except for a three-day period during the summer of 1993 in which the Company experienced a strike at its Passaic, New Jersey facility which did not have a material adverse effect on the Company's operations. The Company considers its employee relations to be satisfactory.

12.  STOCKHOLDERS' EQUITY

On March 23, 1989, the Company declared, and on July 21, 1989 the stockholders approved, a dividend distribution to stockholders of record on July 21, 1989 of one right for each outstanding share of the Company's common stock. Each right entitles the registered holder to purchase one one-hundredth (l/100) of a share of Series A Participating Preferred Stock, $.01 par value, at an exercise price of $8.00. The exercise price payable and the number of Preferred Shares issuable upon exercise of the rights are subject to adjustment from time to time to prevent dilution, as defined. The rights become exercisable 10 days after a public announcement that a person or group of affiliated or associated persons, as defined, has acquired or obtained the right to acquire beneficial ownership of 20% or more of the Company's common stock, or 10 days after commencement of a public announcement of a tender or exchange offer or take-over bid to acquire beneficial ownership of 20% or more of the Company's common stock, or such later date as may be determined by the Board of Directors. If a person or group of affiliates or associated persons shall become the beneficial owner of 20% or more of the common stock of the Company, other than pursuant to a tender or exchange offer for all outstanding common shares of the Company that the Board of Directors of the Company determines to be at a price and on terms that are fair to holders of shares of common stock of the Company, each holder of a right, will have the right to receive, upon payment of one quarter (1/4) of the exercise price, in lieu of Preferred Shares, a number of shares of common stock of the Company having an aggregate market value equal to one half (1/2) the exercise price. In the event the Company is acquired in a merger or other business combination (in which any of the shares of common stock are changed into or exchanged for other securities or assets) or more than 50% of the assets or operating income or cash flow of the Company and its subsidiaries are sold or transferred in one or a series of related transactions, each holder of a right shall have the right to receive, upon payment of the exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value equal to two times the exercise price. The rights, which are nonvoting, expire on July 21, 1999. The rights may be redeemed by the Company at a price of $.01 per right at any time prior to the earlier of their expiration date or 10 days after a public announcement that a person or group of affiliates or associated persons has acquired 20% or more of the Company's common stock. The rights attach to all shares of common stock, including treasury shares outstanding at July 21, 1989, and all shares issued subsequent to July 21, 1989.

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCKHOLDERS' EQUITY (continued)

The Series A Participating Preferred Shares are nonredeemable and subordinate to any other series of the Company's preferred shares, which may at any time be issued. The Company does not have any Preferred Shares outstanding. The Preferred Shares may not be issued except upon exercise of the rights.

During 1993, officers of the Company surrendered 2,273 shares of the Company's common stock with a fair market value of $13,000 in exchange for the exercise of stock options held by them for 5,000 shares of common stock of the Company at an exercise price of $2.50 per share. The 2,273 shares received were recorded and held as treasury stock by the Company. During 1994 and 1995, in similar transactions, 28,943 and 14,518 shares, respectively, of the Company's common stock with a fair market value of $126,000 and $50,000, respectively, were surrendered and recorded as treasury stock in exchange for the exercise of stock options held for 58,187 and 25,000 shares, respectively, of common stock of the Company at exercise prices ranging from $2.00 to $2.20 per share.

On March 6, 1993, the Board of Directors of the Company approved the retirement of all shares of treasury stock held by the Company at December 31, 1992. In addition, on October 14, 1993, the Board of Directors authorized the retirement of all shares of treasury stock held by the Company at the end of each applicable quarter. Accordingly all such shares have been restored as authorized and unissued shares of common stock.

In September 1995, the Company completed an offshore private placement of 1,071,655 shares of its common stock with various European institutional investors. The net proceeds of $3,471,000 realized from the offering were used for general corporate purposes.

The Company has a stock option program which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock grants and restored options. Incentive stock options may be granted at not less than 100% (110% for owners of more than 10% of the Company's outstanding common stock) of the fair market value of the Company's common stock at the date of grant. Stock options outstanding under the program generally vest and are exercisable at a rate of 50% per annum. Effective as of December 21, 1995, directors' options to purchase 10,000 shares of the common stock of the Company are granted to eligible directors each January 2, through January 2, 1998, at an exercise price equal to the fair market value of the common stock at the date of grant. Directors' options are exercisable one-third each year for three years. Incentive and non-qualified options expire five years from the date of grant. Directors' options expire ten years from the date of grant.

In 1992, the Company amended its stock option program which authorizes the issuance of shares or certain rights to acquire shares of the Company's common stock to directors, officers and other key executives and management employees of the Company. The amendment increased the maximum number of shares that can be issued under this program from 900,000 to 1,500,000. In 1995, the Company amended its stock option program to increase the maximum number of shares that can be issued under this program from 1,500,000 to 2,100,000.

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCKHOLDERS' EQUITY (continued)

Information with respect to options during the three years ended December 31, 1995 is as follows:

                                                 Number
                                                 of Shares       Option Price
                                                 ---------       ------------

Options outstanding at December 31, 1992         817,761     $ 2.00  -    $11.75

Granted
 Incentive options                                72,000     $ 4.00  -    $5.375
 Directors' options                               40,000     $ 5.75
 Nonqualified options                             75,000     $ 5.375 -    $5.912
Exercised                                        (86,875)    $ 2.00  -    $ 5.63
Cancelled and Expired                            (93,000)    $ 2.00  -    $11.75
                                               ---------
Options outstanding at December 31, 1993         824,886     $ 2.00  -    $11.75

Granted
 Incentive options                               144,278     $ 4.125 -    $5.913
 Directors' options                               50,000     $ 4.75  -    $5.375
 Nonqualified options                             29,165     $ 4.125 -    $5.913
Exercised                                       (149,250)    $ 2.00  -    $3.00
Cancelled and Expired                            (80,700)    $ 2.00  -    $11.75
                                                 ---------
Options outstanding December 31,1994             818,379     $ 2.00  -    $11.75

Granted
 Incentive options                               257,432     $ 3.125 -    $4.50
 Directors' options                               91,852     $ 3.375 -    $3.875
Exercised                                        (86,500)    $ 2.00  -    $3.00
Cancelled and Expired                           (168,518)    $ 2.00  -    $7.00
                                                --------
Options outstanding at December 31, 1995         912,645     $ 2.00  -   $11.75
                                                ========

Exercisable at end of year                       483,929
                                                ========

Shares available for future grants
 of options at end of year                       530,773
                                                ========


Shares reserved for future issuances as of December 31, 1995 are as follows:

                                               Number of Shares
                                               ----------------

Stock options                                      1,443,418
Stock options issued in connection
 with an acquisition                                  50,000
Stock warrants issued to John Hancock
 Mutual Life in connection with the
 Company's Guaranteed Senior Notes                   345,336
                                                   ---------
                                                   1,838,754
                                                   =========

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCKHOLDER'S EQUITY (continued)

The exercise of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in Federal and state income tax benefits to the Company equal to the difference between the market price at the date of exercise or sale of stock and the exercise price of the option. Accordingly, during 1995, 1994 and 1993, approximately $38,000, $42,000 and $12,000, respectively, was credited to additional paid in capital.

13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1995, for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amounts reported in the accompanying balance sheets approximate fair value.

Investment   in  leveraged  lease:    The   carrying  amounts  reported  in  the
accompanying balance sheets approximate fair value. Fair value is determined based on the current value of the underlying assets.

Notes and acceptances payable: The carrying amounts of the Company's borrowings under its short term line-of-credit facility approximate their fair value.

Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1995, the carrying amount reported approximates fair value.

Guaranteed Senior Notes: The fair value of the Company's Guaranteed Senior Notes is estimated using a discounted cash flow analysis based on current rates offered to the Company for debt of the same remaining maturity. At December 31, 1995, the fair value of such debt was approximately $19,200,000.

14.  OTHER MATTERS

During the fourth quarter of 1994, the Company recorded non-recurring expenses of approximately $1,321,000 which were included in selling, general and administrative expenses at December 31, 1994, of which approximately $612,000 was included in accrued expenses. These non-recurring expenses were related to the estimated impairment of the residual value related to the Company's investment in leveraged lease (see Note 6), an accrual for severance and other employee costs related to employees terminated during the fourth quarter of 1994 and first quarter of 1995, an accrual for sales and franchise taxes related to in process audits being conducted by multiple states for the periods of 1988 through 1992, and costs related to a terminated acquisition attempt and a lease arbitration proceeding with respect to the Company's principal manufacturing facility.

In addition, start up costs incurred for the design and implementation of the Company's principal distribution facility, which approximated $178,000 and $279,000, which is net of accumulated amortization of $473,000 and $372,000, and have been included in other assets at December 31, 1995 and 1994, respectively.

                      GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  MAJOR CUSTOMERS

In 1994, the Company derived 11% of its revenues from Apria Healthcare Group, Inc. (formerly Abbey Home Healthcare, which merged with Homedco in June 1995). On September 1, 1995, the Company announced that its current supply agreement with Apria would not be renewed in 1996, and will expire by its terms on December 31, 1995. During fiscal year 1995 and 1994, the Company's product sales to Apria were approximately $8.1 million and $10.3 million, respectively, which represented approximately 8% and 11%, respectively, of the Company's product sales. The Company's sales to Apria generate gross profit margins of approximately 20%, which is significantly lower than the Company's sales to its other customers which generate gross profit margins of approximately 33%. The Company has implemented steps which could positively impact revenues and profits for fiscal year 1996, including improved customer service and efficiency levels, the introduction of new product lines and the further promotion of its Consolidation Advantage Program (C.A.P.) However, no assurances can be given that such steps will produce sufficient revenues in 1996 to cover the decrease in revenues to Apria. No other single customer or buying group accounted for more 5% of the Company's revenues in 1995.

16.  SUBSEQUENT EVENTS

On March 4, 1996, the Company sold its Gentle Expressions breast pump product line to The Lumiscope Company, Inc. for a purchase price of $1,000,000, of which $500,000 was paid in cash with the balance in a secured subordinated promissory note payable over 48 months plus interest at the prime rate of interest plus 1%. Under the terms of the transaction, Lumiscope will purchase certain inventory of the Gentle Expressions breast pump product line over a six-month period, and provide the Company with a one-year royalty based upon Lumiscope's sales to a certain retail discount chain. In addition, the Company entered into a supply agreement with Lumiscope pursuant to which Lumiscope will continue to supply the Company with the Gentle Expressions breast pump product line for resale to the export market and certain other accounts.

Effective as of March 7, 1996, the Company formed a new entity, Graham-Field Express, Inc., which operates from the Company's distribution and warehouse facility located in Mount Vernon, New York. Graham-Field Express provides same-day and next-day service of incontinence products, nutritionals, patient aids, wound care dressing solutions, and home healthcare products in the metropolitan New York area. Graham-Field Express enables the Company to compete more aggressively in the metropolitan New York home healthcare market.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES


==================================================================================================================
            COL. A                 COL. B                    COL C.                       COL. D          COL. E
                                                           ADDITIONS
- ------------------------------------------------------------------------------------------------------------------
                                                     1                    2
                                 BALANCE AT      ADDITIONS                            OTHER CHANGES--     BALANCE
                                  BEGINNING   CHARGED TO COSTS    CHARGED TO OTHER     ADD (DEDUCT)--    AT END OF
          DESCRIPTION             OF PERIOD     AND EXPENSES      ACCOUNTS-DESCRIBE      DESCRIBE         PERIOD
==================================================================================================================

Allowance for doubtful accounts:


Year ended December 31, 1995    $ 1,907,000       $  448,000        $  10,000(2)    $   (625,000)(1)  $  1,740,000

Year ended December 31, 1994      2,451,000          586,000                          (1,130,000)(1)     1,907,000

Year ended December 31, 1993      1,453,000        1,230,000                            (232,000)(1)     2,451,000

(1)  Net write-offs of accounts receivable.
(2) Represents an allocation of the purchase price of National Medical Excess, Corp.

Item 8.   Financial Statements and Supplementary Data:

     The response to this Item is submitted as a separate section of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures:

          None.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant:

                      Executive Officers of the Registrant

     The  Company's  executive  officers  are  elected  by,  and  serve  at  the
discretion of the  Board of Directors.   The following table sets  forth certain
information concerning the present executive officers of the Company:

                               Position(s) with               Year Became
         Name            Age            Company             Executive Officer
- -----------------------  ---  ---------------------------   -----------------

Irwin Selinger            55    Chairman of the                      1981
                                Board and Chief
                                Executive Officer

Gary M. Jacobs            38    Vice President - Finance             1992
                                and Chief Financial Officer

Richard S. Kolodny        37    Vice President, General              1993
                                Counsel, and Secretary

Peter Winocur             40    Executive Vice President             1996
                                of  Sales and Marketing

Ralph Liguori             50    Executive Vice President             1995
                                of Operations

Beatrice Scherer          57    Vice President - Administration      1981


     Mr. Selinger, a founder and principal stockholder of the Company, has been the Chairman of the Board and Chief Executive Officer of the Company since April 1981. Mr.

Selinger was a founder and the Chief Executive Officer of Surgicot, Inc., a manufacturer of sterilization indicators, and its predecessor from 1968 to April 1980. In 1979, Surgicot, Inc. was acquired by E. R. Squibb & Sons, Inc., a subsidiary of Squibb Corporation. From April 1980 to June 1984, Mr. Selinger was a consultant to E. R. Squibb & Sons, Inc.

     Mr. Jacobs has been Vice President-Finance and the Chief Financial Officer of the Company since August 1992. Since 1979, Mr. Jacobs was employed by the accounting firm of Ernst & Young LLP, and most recently, held the position of senior manager.

     Mr. Kolodny has been Vice President, General Counsel and Secretary of the Company since August 1993. From 1990 to 1993, Mr. Kolodny was associated with the law firm of Carro, Spanbock, Kaster & Cuiffo. Prior to such time, Mr. Kolodny was associated with the law firm of Shea & Gould.

     Mr. Winocur has held various positions with the Company since May 1992, and has been the Executive Vice President of Sales and Marketing of the Company since January 1996. Prior to 1992, Mr. Winocur was the founder and President of National Health Care Equipment, Inc., which was acquired by the Company in May 1992.

     Mr. Liguori has been the Executive Vice President of Operations of the Company since July 1995. From 1990 to 1995, Mr. Liguori was the Group Vice President of Operations of Del Laboratories, Inc. Prior to such time, Mr. Liguori was the Senior Vice President of U.S. Operations of Coleco Industries, Inc.

     Ms.  Scherer has  been Vice  President-Administration of the  Company since
1985.   From  1981  to 1985,  Ms.  Scherer was  Vice-President-Finance  for  the
Company.


     The information to be furnished with respect to the directors of the Company is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation:

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions:

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

                                     PART IV


Item 14.
Exhibits, Financial Statements, Schedules and Reports on
                    Form 8-K.

                       14(a).      Documents filed as part of this Form 10-K:

                             1.     Financial Statements.  The following
                                    --------------------
financial statements are included in Part II, Item 8:

                                                           Page
                                                           ----

    Report of Independent Auditors                       F-2


    Consolidated Balance Sheets -- December 31, 1995     F-3
    and 1994

    Consolidated Statements of Operations -- Years
    ended December 31, 1995, 1994 and 1993               F-5

    Consolidated Statements of Stockholders' Equity --
    Years ended December 31, 1995, 1994 and 1993         F-6

    Consolidated Statements of Cash Flows -- Years
    ended December 31, 1995, 1994 and 1993               F-7

    Notes to Consolidated Financial Statements --        F-9
    December 31, 1995

    2.  Financial Statement Schedules.  The following
        -----------------------------
    consolidated financial statement schedule for the company is included in Part II, Item 14(d):


    Schedule VIII--Valuation and Qualifying Accounts     F-26
    All other schedules for which provision is made in the applicable accounting regulation of the Securi-ties and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


    3.  Exhibits filed under Item 601 of Regulation S-K.
        ------------------------------------------------
    (Numbers assigned to the following correlate to those used in such Item 601; asterixes indicate that an Exhibit is incorporated by reference).

































- -----------------------------------------------
*  Incorporated by reference.         -51-

3(a)    The Company's Certificate of Incorporation, as       *
        amended, is incorporated by reference to Exhibit
        3(1) to the Company's Registration Statement on
        Form S-1 (File No. 33-40442) (the "1991 Registration
        Statement").



3(b) The Company's By-Laws, as amended, are incorporated * by reference as an exhibit to the Company's Current
       Report on Form 8-K dated as of July 14, 1995.


10.(a) Employment Agreement dated as of July 8, 1981   *
       (the "Selinger Agreement"), between the Company and
       Irwin Selinger is incorporated by reference to
       Exhibit 10(a) to the Company's Registration
       Statement on Form S-18 (File No. 2-80107-NY.) ("S-
       18 Registration Statement").

       (b) Amendment to the Selinger Agreement dated as    *
       of July 8, 1981, is incorporated by reference to
       Exhibit 10.1 to the 1991 Registration Statement.

       (c) Agreement dated June 6, 1988 between the        *
       Company and Gould Investors, LP with respect to the sale and leaseback of 400 Rabro Drive, Hauppauge, NY is incorporated by reference to Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (the "1986 10-K").

       (d) Second Amendment to Lease, dated January 1,     *
       1990, between the Company and Gould Investors, L.P. in incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K").

       (e) Lease dated January 1, 1987, between the        *
       Company and R-Three Investors with respect to the renting of 30,000 square feet at 135 Fell Court, Hauppauge, is incorporated by reference to Exhibit 10(tt) to the 1986 10-K.

       (f) Lease Extension Agreement, dated March 8, 1990 * between the Company and R-Three Investors with respect to the renting of 30,000 square feet at 135
       Fell Court, Hauppauge is incorporated by reference to Exhibit 10(hh) to the 1990 10-K.

       (g) Union contract dated April 1, 1993 between      *
       Graham-Field and Local 966 of International Broth-erhood of Teamsters with respect to the collective bargaining agreement at the Hauppauge, New York facility.

       (h) Union Contract dated July 28, 1993 between      *
       Graham-Field and Local 945 of International
       Brotherhood of Teamsters with respect to the collective bargaining agreement at the Temco, New
       Jersey facility.

       (i) Purchase Agreement to acquire the outstanding   *
       stock of Bristoline, Inc. is incorporated by reference to Exhibit 2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1988.

       (j) Agreement, dated as of January 14, 1989, among * the Company, the Wendt-Bristol Company and Temco
       Home Health Care Products, Inc. is incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K").

       (k) Stock Purchase Agreement, dated as of February * 26, 1990 among Graham-Field, Inc., the Company,
       John Chambers, E. Bruce Barber and Arthur E. Smith, is incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated March 5, 1990.


- -----------------------------------------------
*  Incorporated by reference.         -52-

    (l)  Lease dated October 1, 1990, between Graham-    *
    Field, Inc., and General American Life Insurance company with respect to the renting of 31,000 square feet at 540-544 South Melrose Street,
    Placentia, CA is incorporated by reference to
    Exhibit 10(kk) to the 1990 10-K.

    (m)  Asset Purchase Agreement, dated November 13,    *
    1990, between Graham-Field, Inc. and Omnicare, Inc.
    for the purchase of trade name and inventory of John Bunn Company, a division of Omnicare, Inc. is incorporated by reference to Exhibit 10(ll) to the 1990 10-K.

    (n)  The Incentive Program is incorporated by        *
    reference to the Company's Registration Statements on Form S-8 (File Nos. 33-37179, 33-38656,
    33-48860, and 033-60679).

    (o)  Amendment No. 1 to the Incentive Program is     *
    incorporated by reference to Exhibit A to the Company's Proxy Statement dated as of May 10, 1991.

    (p)  Amendment No. 2 to the Incentive Program is     *
    incorporated by reference to Exhibit A to the Company's Proxy Statement dated as of May 14, 1992.

    (q) Amendment No. 3 to the Incentive Program dated * as of January 28, 1993 is incorporated by reference to Exhibit 10(y) to the Company's Annual Report on
    Form 10-K for the year ended December 31, 1992 (the
    "1992 10-K").

    (r) Amendment No. 4 to the Incentive Program dated * as of June 20, 1995 is incorporated by reference to the Company's Registration Statement on Form S-8
    (File No. 033-60679).

    (s) Amendment No. 5 to the Incentive Program dated as of December 21, 1995.

    (t)  Agreement and Plan of Merger dated as of May    *
    9, 1991, by and among Horizon International
    Healthcare, Inc., Aquatherm Acquisition Corp.,
    Graham-Field, Inc., the Company, Tyler Schueler and
    John Shepherd is incorporated by reference to
    Exhibit 10 (cc) to the Company's Annual Report on
    Form 10-K for the year ended December 31, 1991 (the
    "1991 10-K").

    (u)  Asset Purchase Agreement dated as of August     *
    30, 1991, by and between TEMCO National Corp. and
    Graham-Field, Inc. is incorporated by reference to Exhibit (c)(1) to the Company's Current Report on
    Form 8-K dated as of October 12, 1991.

    (v)  Lease Agreement dated as of October 1, 1991     *
    (the "Temco Lease Agreement"), by and between TEMCO
    National Corp. and Graham-Field, Inc. is incorporated by reference to Exhibit 10(ee) to the 1991 10-K.

    (w) Modification of Temco Lease Agreement dated as * of May 18, 1992, by and between TEMCO National
    Corp. and Graham-Field Temco, Inc. is incorporated by reference to Exhibit 10(dd) to the 1992 10-K.

    (x) Amendment No. 2 to Temco Lease Agreement dated as of April 13, 1994, by and between The Wendt-
    Bristol Health Services Corporation and Graham-
    Field Temco, Inc.

    (y) Amendment No. 3 to Temco Lease Agreement dated as of May 1, 1995, by and between The Wendt-Bristol
    Health Services Corporation and Graham-Field Temco,
    Inc.

    (z)  John Hancock Mutual Life Insurance Note and     *
    Warrant Agreement dated as of March 12, 1992 is incorporated by reference to Exhibit 10(ee) to the 1992 10-K.




- -----------------------------------------------
*  Incorporated by reference.         -53-

    (aa)  Amendment dated as of December 31, 1992, to    *
    the John Hancock Mutual Life Insurance Note and
    Warrant Agreement is incorporated by reference to
    Exhibit 10(ff) to the 1992 10-K.

    (bb)   Amendment dated as of June 30, 1993, to the   *
    John Hancock Mutual Life Insurance Note and Warrant
    Agreement is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

    (cc)  Amendment dated as of December 31, 1993, to    *
    the John Hancock Mutual Life Insurance Note and
    Warrant Agreement.

    (dd)  Amendment dated as of December 30, 1994, to    *
    the John Hancock Mutual Life Insurance Note and
    Warrant Agreement.

    (ee) Lease Agreement dated as of March 23, 1992,    *
    by and between The Equitable Life Assurance Society of the United States and Graham-Field, Inc. is incorporated by reference to Exhibit 10(ff) to the 1991 10-K.

    (ff)  Asset Purchase Agreement dated as of May 28,   *
    1993, by and among Graham-Field, Inc., Diamond
    Medical Equipment Corp., National Health Care
    Equipment, Inc., Harvey Diamond and Peter Winocur is incorporated by reference to Exhibit (c)(1) to the Company's Current Report on Form 8-K dated as of June 5, 1992.

    (gg)  Asset Purchase Agreement dated as of
    September 22, 1995, by and among Graham-Field
    Health Products, Inc., National Medical Excess
    Corp. and John Wittenberg.

    (hh)  Asset Purchase Agreement dated as of March 4,
    1996, by and between Graham-Field, Inc. and the Lumiscope Company, Inc.

    (ii) Lease Agreement dated as of February 7, 1996, by and between Graham-Field, Inc. and BMS
    Associates.

    (jj) Lease Agreement dated as of March 21, 1996, by and between Graham-Field, Inc. and HIP Realty, Inc.


































- -----------------------------------------------
*  Incorporated by reference.         -54-

22.  Subsidiaries of the Company:

          Labtron Scientific Corporation
            (a New York corporation)
          Patient Technology, Inc.
            (a New York corporation)
          Graham-Field Express, Inc.
            (a Delaware corporation)
          Bristoline, Inc.
            (a New York corporation)
          Ventilator Corp.
            (a New York corporation)
          Graham-Field, Inc.
            (a New York corporation)
          Medisco, Inc.
            (a Delaware corporation)
          ExNewt, Inc.
            (a New York corporation)
          M.E. Team, Inc.
            (a New Jersey corporation)
          Graham-Field Temco, Inc.
            (a New Jersey corporation)
          AquaTherm Corp.
            (a New Jersey corporation)
          Health and Medical Techniques, Inc.
            (a Connecticut corporation)
          Graham-Field Distribution, Inc.
            (a Missouri corporation)
          Graham-Field Bandage, Inc.
            (a Rhode Island corporation)
          G.F.E. Healthcare Products Corp.
            (a Delaware corporation)
          Graham-Field European Distribution
                Corporation Limited
            (an Ireland corporation)
          HealthTeam, Inc.
            (a Delaware corporation)

24.  Consent of Independent Auditors.

14(b). Reports on Form 8-K.  No reports on Form 8-K have been filed during the
       -------------------
quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GRAHAM-FIELD HEALTH PRODUCTS, INC.

                         By:  /s/ Irwin Selinger
                              -------------------------------------
                              Irwin Selinger, Chairman of the
                                Board and Chief Executive Officer
Date:  March 29, 1996

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                  Title                   Date
        ---------                  -----                   ----

 /s/ Irwin Selinger                Chairman of the Board and      March 29, 1996
 --------------------------------
 Irwin Selinger                    Chief Executive Officer (Pri-
                                   ncipal Executive Officer and
                                   Director)

 /s/ Gary M. Jacobs                Vice President/Finance and     March 29, 1996
 -----------------------------
 Gary M. Jacobs                    Chief Financial Officer
                                   (Principal Financial Officer)

 /s/ David P. Delaney, Jr.         Director                       March 29, 1996
 ---------------------------
 David P. Delaney

 /s/ Dr. Harold Lazarus            Director                       March 29, 1996
 ---------------------------
 Dr. Harold Lazarus

 /s/ Louis A. Lubrano              Director                       March 29, 1996
 ---------------------------
 Louis A. Lubrano

 /s/ Andrew A. Giordano            Director                       March 29, 1996
 -----------------------
 Andrew A. Giordano

 /s/ Robert Spiegel                Director                       March 29, 1996
 -----------------------------
 Robert Spiegel

 /s/ Marcel Newfield               Director                       March 29, 1996
 ---------------------------
 Marcel Newfield

 /s/ Steven D. Levkoff             Director                       March 29, 1996
 --------------------------
 Steven D. Levkoff

 /s/Donald Press                   Director                       March 29, 1996
 -----------------------------
 Donald Press

                                EXHIBIT INDEX
                                -------------

EHXIBIT
  NO.                           DESCRIPTION
  --                            -----------


3(a)    The Company's Certificate of Incorporation, as       *
        amended, is incorporated by reference to Exhibit
        3(1) to the Company's Registration Statement on
        Form S-1 (File No. 33-40442) (the "1991 Registration
        Statement").


3(b) The Company's By-Laws, as amended, are incorporated * by reference as an exhibit to the Company's Current
       Report on Form 8-K dated as of July 14, 1995.


10.(a) Employment Agreement dated as of July 8, 1981   *
       (the "Selinger Agreement"), between the Company and
       Irwin Selinger is incorporated by reference to
       Exhibit 10(a) to the Company's Registration
       Statement on Form S-18 (File No. 2-80107-NY.) ("S-
       18 Registration Statement").

       (b) Amendment to the Selinger Agreement dated as    *
       of July 8, 1981, is incorporated by reference to
       Exhibit 10.1 to the 1991 Registration Statement.

       (c) Agreement dated June 6, 1988 between the        *
       Company and Gould Investors, LP with respect to the sale and leaseback of 400 Rabro Drive, Hauppauge, NY is incorporated by reference to Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (the "1986 10-K").

       (d) Second Amendment to Lease, dated January 1,     *
       1990, between the Company and Gould Investors, L.P. in incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K").

       (e) Lease dated January 1, 1987, between the        *
       Company and R-Three Investors with respect to the renting of 30,000 square feet at 135 Fell Court, Hauppauge, is incorporated by reference to Exhibit 10(tt) to the 1986 10-K.

       (f) Lease Extension Agreement, dated March 8, 1990 * between the Company and R-Three Investors with respect to the renting of 30,000 square feet at 135
       Fell Court, Hauppauge is incorporated by reference to Exhibit 10(hh) to the 1990 10-K.

       (g) Union contract dated April 1, 1993 between      *
       Graham-Field and Local 966 of International Broth-erhood of Teamsters with respect to the collective bargaining agreement at the Hauppauge, New York facility.

       (h) Union Contract dated July 28, 1993 between      *
       Graham-Field and Local 945 of International
       Brotherhood of Teamsters with respect to the collective bargaining agreement at the Temco, New
       Jersey facility.

       (i) Purchase Agreement to acquire the outstanding   *
       stock of Bristoline, Inc. is incorporated by reference to Exhibit 2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1988.

       (j) Agreement, dated as of January 14, 1989, among * the Company, the Wendt-Bristol Company and Temco
       Home Health Care Products, Inc. is incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K").

       (k) Stock Purchase Agreement, dated as of February * 26, 1990 among Graham-Field, Inc., the Company,
       John Chambers, E. Bruce Barber and Arthur E. Smith, is incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated March 5, 1990.


- -----------------------------------------------
*  Incorporated by reference.

                                EXHIBIT INDEX
                                -------------

EHXIBIT
  NO.                           DESCRIPTION
  --                            -----------

    (l)  Lease dated October 1, 1990, between Graham-    *
    Field, Inc., and General American Life Insurance company with respect to the renting of 31,000 square feet at 540-544 South Melrose Street,
    Placentia, CA is incorporated by reference to
    Exhibit 10(kk) to the 1990 10-K.

    (m)  Asset Purchase Agreement, dated November 13,    *
    1990, between Graham-Field, Inc. and Omnicare, Inc.
    for the purchase of trade name and inventory of John Bunn Company, a division of Omnicare, Inc. is incorporated by reference to Exhibit 10(ll) to the 1990 10-K.

    (n)  The Incentive Program is incorporated by        *
    reference to the Company's Registration Statements on Form S-8 (File Nos. 33-37179, 33-38656,
    33-48860, and 033-60679).

    (o)  Amendment No. 1 to the Incentive Program is     *
    incorporated by reference to Exhibit A to the Company's Proxy Statement dated as of May 10, 1991.

    (p)  Amendment No. 2 to the Incentive Program is     *
    incorporated by reference to Exhibit A to the Company's Proxy Statement dated as of May 14, 1992.

    (q) Amendment No. 3 to the Incentive Program dated * as of January 28, 1993 is incorporated by reference to Exhibit 10(y) to the Company's Annual Report on
    Form 10-K for the year ended December 31, 1992 (the
    "1992 10-K").

    (r) Amendment No. 4 to the Incentive Program dated * as of June 20, 1995 is incorporated by reference to the Company's Registration Statement on Form S-8
    (File No. 033-60679).

    (s) Amendment No. 5 to the Incentive Program dated as of December 21, 1995.

    (t)  Agreement and Plan of Merger dated as of May    *
    9, 1991, by and among Horizon International
    Healthcare, Inc., Aquatherm Acquisition Corp.,
    Graham-Field, Inc., the Company, Tyler Schueler and
    John Shepherd is incorporated by reference to
    Exhibit 10 (cc) to the Company's Annual Report on
    Form 10-K for the year ended December 31, 1991 (the
    "1991 10-K").

    (u)  Asset Purchase Agreement dated as of August     *
    30, 1991, by and between TEMCO National Corp. and
    Graham-Field, Inc. is incorporated by reference to Exhibit (c)(1) to the Company's Current Report on
    Form 8-K dated as of October 12, 1991.

    (v)  Lease Agreement dated as of October 1, 1991     *
    (the "Temco Lease Agreement"), by and between TEMCO
    National Corp. and Graham-Field, Inc. is incorporated by reference to Exhibit 10(ee) to the 1991 10-K.

    (w) Modification of Temco Lease Agreement dated as * of May 18, 1992, by and between TEMCO National
    Corp. and Graham-Field Temco, Inc. is incorporated by reference to Exhibit 10(dd) to the 1992 10-K.

    (x) Amendment No. 2 to Temco Lease Agreement dated as of April 13, 1994, by and between The Wendt-
    Bristol Health Services Corporation and Graham-
    Field Temco, Inc.

    (y) Amendment No. 3 to Temco Lease Agreement dated as of May 1, 1995, by and between The Wendt-Bristol
    Health Services Corporation and Graham-Field Temco,
    Inc.

    (z)  John Hancock Mutual Life Insurance Note and     *
    Warrant Agreement dated as of March 12, 1992 is incorporated by reference to Exhibit 10(ee) to the 1992 10-K.




- -----------------------------------------------
*  Incorporated by reference.

                                EXHIBIT INDEX
                                -------------

EHXIBIT
  NO.                           DESCRIPTION
  --                            -----------

    (aa)  Amendment dated as of December 31, 1992, to    *
    the John Hancock Mutual Life Insurance Note and
    Warrant Agreement is incorporated by reference to
    Exhibit 10(ff) to the 1992 10-K.

    (bb)   Amendment dated as of June 30, 1993, to the   *
    John Hancock Mutual Life Insurance Note and Warrant
    Agreement is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

    (cc)  Amendment dated as of December 31, 1993, to    *
    the John Hancock Mutual Life Insurance Note and
    Warrant Agreement.

    (dd)  Amendment dated as of December 30, 1994, to    *
    the John Hancock Mutual Life Insurance Note and
    Warrant Agreement.

    (ee)  Lease Agreement dated as of March 23, 1992,    *
    by and between The Equitable Life Assurance Society of the United States and Graham-Field, Inc. is incorporated by reference to Exhibit 10(ff) to the 1991 10-K.

    (ff)  Asset Purchase Agreement dated as of May 28,   *
    1993, by and among Graham-Field, Inc., Diamond
    Medical Equipment Corp., National Health Care
    Equipment, Inc., Harvey Diamond and Peter Winocur is incorporated by reference to Exhibit (c)(1) to the Company's Current Report on Form 8-K dated as of June 5, 1992.

    (gg)  Asset Purchase Agreement dated as of
    September 22, 1995, by and among Graham-Field
    Health Products, Inc., National Medical Excess
    Corp. and John Wittenberg.

    (hh)  Asset Purchase Agreement dated as of March 4,
    1996, by and between Graham-Field, Inc. and the Lumiscope Company, Inc.

    (ii) Lease Agreement dated as of February 7, 1996, by and between Graham-Field, Inc. and BMS
    Associates.

    (jj) Lease Agreement dated as of March 21, 1996, by and between Graham-Field, Inc. and HIP Realty, Inc.