Form 10-Q
period 1996-03-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1996-05-15
CIK 709136

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

(MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1996

                                     or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From ____________________ to _____________________

Commission file number 0-10881 NY

                     GRAHAM-FIELD HEALTH PRODUCTS, INC.
- - -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                              11-2578230
- - -----------------------------------------     ----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

400 Rabro Drive East, Hauppauge, New York                11788
- - -----------------------------------------     ----------------------------
(Address of principal executive offices)               (Zip Code)

                               (516) 582-5900
- - -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not applicable
- - -------------------------------------------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
   days.  Yes    X        No
                ----         ----

               Applicable Only to Issuers Involved in Bankruptcy
                 Proceedings During the Preceding Five Years:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by the court.  Yes             No
                                                        ------         ------

                     Applicable Only to Corporate Issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.025 Par Value--- 14,111,153 shares as of May 8, 1996

             GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES


                                   I N D E X



Part I.     Financial Information:                                        Page


      Item 1.     Financial Statements:


                  Condensed Consolidated Balance Sheets -
                  March 31, 1996 (Unaudited) and December 31, 1995
                  (Audited)                                                3


                  Condensed Consolidated Statements of Operations for
                  the three months ended March 31, 1996 and 1995
                  (Unaudited)                                              4


                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1996 and 1995 (Unaudited)   5/6



                  Notes to Condensed Consolidated Financial Statements   7/8/9



      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 10/11/12




Part II.    Other Information:


      Item 1.  Legal Proceedings                                           12


      Item 6.  Exhibits and Reports on Form 8-K                            12

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                    CONDENSED CONSOLIDATED BALANCE SHEETS
             GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                    March 31,      December 31,
      ASSETS                                          1996             1995
      ------                                    -------------     -------------
                                                  (unaudited)        (audited)
CURRENT ASSETS:
  Cash and cash equivalents                     $     364,000     $     214,000
  Accounts receivable - net                        22,989,000        21,936,000
  Inventories                                      30,835,000        29,819,000
  Other current assets                              2,050,000         1,789,000
  Recoverable and prepaid income taxes                217,000           221,000
                                                -------------     -------------
      TOTAL CURRENT ASSETS                         56,455,000        53,979,000

PROPERTY, PLANT AND EQUIPMENT - net                 7,835,000         8,120,000
EXCESS OF COST OVER NET ASSETS ACQUIRED - net      28,716,000        29,291,000
INVESTMENT IN LEVERAGED LEASE                         486,000           487,000
OTHER ASSETS                                        5,683,000         4,910,000
DEFERRED TAX ASSET                                  2,594,000         3,012,000
                                                -------------     -------------
      TOTAL ASSETS                               $101,769,000       $99,799,000
                                                -------------     -------------
                                                -------------     -------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Note payable to bank                         $      100,000      $  2,100,000
  Current maturities of long-term debt
    and Guaranteed Senior Notes                     2,590,000         1,578,000
  Accounts payable                                 10,503,000         8,750,000
  Acceptances payable                               8,000,000         5,000,000
  Accrued expenses                                  2,645,000         2,788,000
                                                -------------     -------------
      TOTAL CURRENT LIABILITIES                    23,838,000        20,216,000

LONG-TERM DEBT                                        828,000           972,000
GUARANTEED SENIOR NOTES                            17,000,000        19,000,000
                                                -------------     -------------
      TOTAL LIABILITIES                            41,666,000        40,188,000

STOCKHOLDERS' EQUITY:
  Preferred Stock
  Common Stock                                        353,000           352,000
  Additional paid-in capital                       66,962,000        66,887,000
  (Deficit)                                        (7,118,000)       (7,628,000)
                                                -------------     -------------
  Sub-Total                                        60,197,000        59,611,000
  Notes receivable from sale of shares                (94,000)         -
                                                -------------     -------------
      TOTAL STOCKHOLDERS' EQUITY                   60,103,000        59,611,000
                                                -------------     -------------

COMMITMENTS AND CONTINGENCIES
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                    $101,769,000       $99,799,000
                                                -------------     -------------
                                                -------------     -------------

See notes to condensed consolidated financial statements.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                 (Unaudited)

                                                        Three Months Ended
                                                              March 31
                                                        ------------------
                                                       1996             1995
                                                   -----------      -----------
REVENUES:
 Operations                                        $26,929,000      $24,491,000
 Interest and other income                             419,000            8,000
                                                   -----------      -----------
                                                    27,348,000       24,499,000
COST AND EXPENSES:
 Cost of revenues                                   18,502,000       16,772,000
 Selling, general and administrative                 7,329,000        6,872,000
 Interest expense                                      589,000          745,000
                                                   -----------      -----------

                                                    26,420,000       24,389,000
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES                             928,000          110,000

INCOME TAXES                                           418,000           44,000
                                                   -----------      -----------

NET  INCOME                                        $   510,000      $    66,000
                                                   -----------      -----------
                                                   -----------      -----------

PER SHARE DATA:

NET INCOME PER SHARE                               $       .04      $       .01
                                                   -----------      -----------
                                                   -----------      -----------

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                       14,182,000       12,950,000
                                                   -----------      -----------
                                                   -----------      -----------

See notes to condensed consolidated financial statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                 (Unaudited)

                                                       Three Months Ended
                                                              March 31
                                                       ------------------
                                                       1996            1995
                                                   -----------      -----------



OPERATING ACTIVITIES
 Net income                                        $   510,000      $    66,000
 Adjustments to reconcile net
  income to net cash provided by
   operating activities:
     Depreciation and amortization                     794,000          841,000
     Provision for losses on accounts
      receivable                                       132,000           73,000
     Deferred income taxes                             418,000           44,000
     Gain on sale of product line                     (360,000)            -
     Changes in operating assets and
      liabilities:
        Accounts receivable                         (1,185,000)         320,000
        Inventories, other current assets and
         recoverable and prepaid income taxes       (1,217,000)       3,644,000
        Accounts and acceptances payable
         and accrued expenses                        4,383,000       (2,896,000)
                                                   -----------      -----------
            NET CASH PROVIDED BY
                  OPERATING ACTIVITIES               3,475,000        2,092,000
                                                   -----------      -----------

INVESTING ACTIVITIES
 Purchases of property, plant and equipment            (97,000)        (168,000)
 Notes receivable from officers                        (94,000)            -
 Initial payment in connection with acquisition       (500,000)            -
 Proceeds from sale of product line                    500,000             -
 Net (increase) decrease in other assets               (78,000)          21,000
                                                   -----------      -----------
           NET CASH USED IN INVESTING
                           ACTIVITIES              $  (269,000)     $  (147,000)
                                                   -----------      -----------
                                                   -----------      -----------

See notes to condensed consolidated financial statements.

             GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                 (Unaudited)


                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                       1996            1995
                                                   -----------      -----------
FINANCING ACTIVITIES

Proceeds from note payable to bank                 $   500,000      $ 1,000,000
Payments on note payable to bank                    (2,500,000)      (1,673,000)
Principal payments on long term debt                (1,132,000)        (139,000)
Proceeds on exercise of stock options                   76,000          172,000
                                                   -----------      -----------
      NET CASH USED IN FINANCING ACTIVITIES         (3,056,000)        (640,000)
                                                   -----------      -----------


      INCREASE IN CASH AND CASH EQUIVALENTS            150,000        1,305,000

      CASH AND CASH EQUIVALENTS AT
            BEGINNING OF PERIOD                        214,000          121,000
                                                   -----------      -----------

      CASH AND CASH EQUIVALENTS AT
                  END OF PERIOD                    $   364,000      $ 1,426,000
                                                   -----------      -----------
                                                   -----------      -----------

See notes to condensed consolidated financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                 (Unaudited)

1.    GENERAL

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 (unaudited), the results of operations for the three months ended March 31, 1996 and 1995 (unaudited) and the statements of cash flows for the three months ended March 31, 1996 and 1995 (unaudited).

      Additionally, it should be noted that the accompanying financial statements and notes thereto do not purport to be complete disclosures in conformity with generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Inventories at March 31, 1996 have been valued at average cost based on perpetual records or the gross profit method.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and certain identifiable intangibles that are expected to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the results of operations or financial condition of the Company.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than the fourth quarter of 1996. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments.
Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the 1996 financial statements proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has decided not to adopt the fair value method but will provide the necessary proforma information.

      The results of operations for the three months ended March
31, 1996 and 1995 are not necessarily indicative of results for the full year.

             GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                 (Unaudited)


2.    NET INCOME PER SHARE

      Net income per common share for 1996 and 1995 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period.

3.    INVENTORIES

      Inventories consist of the following:

                                March 31      December 31
                                 1996           1995
                            -----------       -----------
Raw materials               $ 2,905,000       $ 2,871,000
Work-in-process               1,678,000         1,620,000
Finished goods               26,252,000        25,328,000
                            -----------       -----------
                            $30,835,000       $29,819,000
                            -----------       -----------
                            -----------       -----------

4.    INCOME TAXES

            Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the
differences are expected to reverse.   As of March 31, 1996, the
Company has recorded net deferred tax assets of $2,594,000.
These tax assets are primarily composed of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. Based upon the Company's expectation that future taxable income will be sufficient to utilize the carryforwards prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations and the taxable gain which will be realized from the sale of the Company's Gentle Expressions-R- breast pump product line. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

5.    OTHER MATTERS

            On March 4, 1996, the Company sold its Gentle Expressions-R- breast pump product line for $1,000,000 of which $500,000 was paid in cash with the balance in a secured subordinated promissory note, and recorded a gain of $360,000, which is included in other revenue on the accompanying condensed consolidated statements of operations.

             GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                 (Unaudited)


      In March 1996, the Company introduced a new regional operation under the name "GF Express" to provide "next-day" and "same-day" service to home healthcare dealers of certain strategic home healthcare products. In connection with the introduction of GF Express, the Company made an initial payment of $500,000 on March 16, 1996 to acquire certain assets at a future date of Jeffco Express Medical Supply, Inc. ("JEM"), including a customer list, certain contracts and other assets.
As part of the transaction, the Company entered into a Management and Administrative Agreement pursuant to which JEM managed and administered GF Express for a management fee. The Company acquired the assets of JEM on May 14, 1996, and delivered a non-negotiable promissory note in the amount of $500,000 for the balance of the purchase price, which is payable within one year to JEM, subject to the attainment of certain financial criteria.

6.    LEGAL PROCEEDINGS

      SEE PART II, ITEM 1 ON PAGE 11

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

OPERATING REVENUES

Operating revenues for the three months ended March 31, 1996 increased approximately $2,438,000 or 10%, as compared to the same period last year. The increase in operating revenues was primarily attributable to the Company's expansion of its Consolidation Advantage Program ("CAP") through its inventory buy-back program, the introduction of a new regional operation in the metropolitan New York area under the name "GF Express," and the Company's revenue growth in the international market.

During the first quarter of 1996, the Company's inventory buy-back program was introduced to provide an outlet for its customers to eliminate their excess inventory. Under the program, the Company purchases certain excess inventory from its customers, who in turn place additional purchase orders with the Company exceeding the value of the excess inventory purchased. The Company is able to utilize its vast customer base and distribution network to market and distribute the excess inventory through its recently acquired division, National Medical Excess Corp. ("NME").

In March 1996, GF Express was introduced to offer "next day" and "same day" service to home healthcare dealers of certain strategic home healthcare products, including Temco patient aids, adult incontinence products, wheelchairs, and nutritional supplements. Revenues attributable to GF Express were approximately $733,000 for the first quarter of 1996.

The Company's revenue growth in the international market increased by approximately 30% from $1,200,000 to $1,600,000. In April 1996, the Company entered into an agreement with a major Mexican distributor, which the Company believes will result in incremental revenues in 1996 and 1997. However, no assurances can be provided that the Company will achieve such incremental revenues under the agreement with the Mexican distributor.

In addition, 1996 revenues include approximately $566,000 attributable to the operations of NME, which was acquired as of July 1, 1995. The revenue increase was achieved despite the decline in sales to Apria Healthcare Group, Inc. ("Apria") of approximately $1,500,000 as compared to the first quarter of 1995. The Company's supply agreement with Apria expired on December 31, 1995.

INTEREST AND OTHER INCOME

Interest and other income for the three months ended March 31, 1996 increased $411,000, as compared to the same period last year. The increase is primarily attributable to the gain of $360,000 recorded from the sale of the Gentle Expressions-R- breast pump product line.

COST OF REVENUES

Cost of revenues as a percentage of operating revenues for the three months ended March 31, 1996, remained relatively unchanged at 69%, as compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of operating revenues for the three months ended March 31, 1996 was 27%, as compared to 28% in the same period last year. The decrease is primarily due to cost reduction programs and the continuing efficiencies generated by the investment in new business processing systems.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 1996 decreased $156,000 or 21%, as compared to the same period last year. The decrease is primarily due to lower interest rates and decreased borrowings as compared to the same period last year.

NET INCOME

Income before income taxes for the three months ended March 31, 1996 was $928,000, as compared to $110,000 for the same period last year, an increase of $818,000. The increase is primarily due to the increase in revenues, the decrease in selling, general and administrative expenses as a percentage of operating revenue, the decrease in interest expense and the gain realized from the sale of the Gentle Expressions-R- breast pump product line.

Net income for the three months ended March 31, 1996 was $510,000, as compared to $66,000 for the same period last year. The Company recorded income tax expense of $418,000 during the three month period ended March 31, 1996, as compared to $44,000 recorded during the 1995 period. As of March 31, 1996, the Company has recorded net deferred tax assets of $2,594,000, primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. Based upon the Company's expectation that future taxable income will be sufficient to utilize the carryforwards prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations, and the taxable gain to be realized on the sale of the Company's Gentle Expressions-R- breast pump product line. The total deferred tax asset will continue to be evaluated by management as to its
realizability on a quarterly basis.   The amount of the deferred
tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Uncertainties which may impact the future realizability but are not expected to occur, include a decline in sales and margins resulting from a possible loss of market share and increased competition.

The Company's business has not been materially affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $32,617,000 at March 31, 1996, as compared to $33,763,000 at December 31, 1995. The decrease in working capital is due to the reclassification of an additional $1,000,000 of principal related to the John Hancock Guaranteed Senior Notes, to reflect the scheduled principal payment of $2,000,000 due in February 1997, and the initial payment of $500,000 in connection with an acquisition, offset by working capital generated from the Company's operating profit of $510,000, which included $794,000 of depreciation and amortization expense.

Cash provided by operations for the three months ended March 31, 1996 was $3,475,000, as compared to $2,092,000 in the same period last year. The principal reasons for the increase in cash provided by operations were the Company's operating profit and changes in operating assets and liabilities.

The Company anticipates that its current cash balance together with expected cash flow from operations and the anticipated renewal of its bank line of credit will be sufficient to meet its working capital requirements.

FINANCING

At March 31, 1996, the Company had an unsecured line-of-credit with a bank available for letters of credit, acceptances and short-term borrowings. The total amount available under the line-of-credit is $15,000,000. The line is available for the direct borrowings in the amount of up to $5,000,000, and provides for commercial letters of credit and bankers' acceptances.
Credit availability under this line is subject to the bank's continuing satisfaction with current financial information. Although the line-of-credit by its terms expires on June 30, 1996, the Company anticipates that the line-of-credit will be renewed.

Interest on direct borrowings is payable at the bank's prime rate plus 1%, acceptances are created for a fee of 1-1/2% above the bank's acceptance rate, and commercial letters of credit have a commission rate of 3/8% per drawing. At March 31, 1996, the Company had direct borrowings of $100,000 and $8,000,000 had been utilized under acceptances payable. Open letters of credit at March 31, 1996 relating to vendor purchases were $ 2,336,000.





Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

There is no action, proceeding or investigation pending or threatened which has or may have a material affect on the condition (financial or otherwise), business, operations or properties of the Company.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10(kk).  Amendment to Employment Agreement dated as of
May 3, 1996, by and between the Company and Irwin Selinger.

                             S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                                    (Registrant)

Date:  May 14, 1996                              s/Irwin Selinger
                                         --------------------------------------
                                                    Irwin Selinger
                                              Chairman of the Board and
                                                Chief Executive Officer



Date:  May 14, 1996                                s/Gary M. Jacobs
                                         --------------------------------------
                                                    Gary M. Jacobs
                                                Vice President - Finance
                                         Chief Financial and Accounting Officer