Form 10-Q
period 1996-06-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1996-08-14
CIK 709136

FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1996 or

[   ]  Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
Exchange Act of 1934 For the Transition Period From to

Commission file number 0-10881 NY

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                               11-2578230
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

                 400 Rabro Drive East, Hauppauge, New York 11788
                    (Address of principal executive offices)

                                 (516) 582-5900
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Common Stock, $.025 Par Value --- 14,175,608 shares as of August 7, 1996

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES



                                                     I N D E X


Part I.  Financial Information:                                                                                Page


         Item 1.  Financial Statements:


                           Condensed Consolidated Balance Sheets -
                           June 30, 1996 (Unaudited) and December 31, 1995
                           (Audited) ...........................................................................3


                           Condensed Consolidated Statements of Operations for
                           the three and six months ended June 30, 1996 and 1995
                           (Unaudited) .........................................................................4


                           Condensed Consolidated Statements of Cash Flows for
                           the six months ended June 30, 1996 and 1995 (Unaudited) .............................5/6



                           Notes to Condensed Consolidated Financial Statements
                           (Unaudited) .................................................................7/8/9/10/11



         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................................12/13/14/15




Part II. Other Information:


         Item 1.  Legal Proceedings .............................................................................15


         Item 6.  Exhibits and Reports on Form 8-K ..............................................................15

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES


                                                                                   June 30, 1996              December 31, 1995
                                                                                   -------------              -----------------
ASSETS
                                                                                     (unaudited)                      (audited)

CURRENT ASSETS:
  Cash and cash equivalents                                                         $    397,000                   $    214,000
  Accounts receivable - net                                                           26,965,000                     21,936,000
  Inventories                                                                         31,549,000                     29,819,000
  Other current assets                                                                 2,162,000                      1,789,000
  Recoverable and prepaid income taxes                                                   246,000                        221,000
                                                                                    ------------                   ------------
      TOTAL CURRENT ASSETS                                                            61,319,000                     53,979,000

PROPERTY, PLANT AND EQUIPMENT - net                                                    7,755,000                      8,120,000
EXCESS OF COST OVER NET ASSETS
   ACQUIRED - net                                                                     28,485,000                     29,291,000
INVESTMENT IN LEVERAGED LEASE                                                                  -                        487,000
OTHER ASSETS                                                                           5,531,000                      4,910,000
DEFERRED TAX ASSET                                                                     1,928,000                      3,012,000
                                                                                    ------------                    -----------
      TOTAL ASSETS                                                                  $105,018,000                   $ 99,799,000
                                                                                    ============                   ============


LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES:
  Note payable to bank                                                              $  1,100,000                   $  2,100,000
  Current maturities of long-term debt and
     Guaranteed Senior Notes                                                           2,591,000                      1,578,000
  Accounts payable                                                                     8,382,000                      8,750,000
  Acceptances payable                                                                 11,500,000                      5,000,000
  Accrued expenses                                                                     2,467,000                      2,788,000
                                                                                    ------------                   ------------
      TOTAL CURRENT LIABILITIES                                                       26,040,000                     20,216,000

LONG-TERM DEBT                                                                           704,000                        972,000
GUARANTEED SENIOR NOTES                                                               17,000,000                     19,000,000
                                                                                     -----------                   ------------
      TOTAL LIABILITIES                                                               43,744,000                     40,188,000

STOCKHOLDERS' EQUITY:
  Preferred Stock                                                                              -                              -
  Common Stock                                                                           354,000                        352,000
  Additional paid-in capital                                                          67,317,000                     66,887,000
  (Deficit)                                                                          (6,303,000)                    (7,628,000)
                                                                                    -----------                    -----------
  Sub-total                                                                           61,368,000                     59,611,000
  Notes receivable from sale of shares                                                  (94,000)                        -
                                                                                   ------------                    ------------
      TOTAL STOCKHOLDERS' EQUITY                                                      61,274,000                     59,611,000

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                                       $105,018,000                   $ 99,799,000
                                                                                    ============                   ============


See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                              Three Months Ended                          Six Months Ended
                                                                    June 30                                   June 30
                                                                   ---------                                 --------

                                                                 1996                 1995                1996                 1995
                                                               --------             --------            --------             ------

REVENUES:

   Operations                                            $ 29,582,000          $24,327,000         $56,511,000          $48,818,000

   Interest and other income                                   46,000                8,000             465,000               16,000
                                                         ------------         ------------          ----------         ------------

                                                           29,628,000           24,335,000          56,976,000           48,834,000

COST AND EXPENSES:

   Cost of revenues                                        19,881,000           16,763,000          38,383,000           33,535,000

   Selling, general and administrative                      7,614,000            6,818,000          14,943,000           13,690,000

   Interest expense                                           652,000              690,000           1,241,000            1,435,000
                                                         ------------          -----------         -----------          -----------

                                                           28,147,000           24,271,000          54,567,000           48,660,000

INCOME BEFORE INCOME TAXES                                  1,481,000               64,000           2,409,000              174,000

INCOME TAXES                                                  666,000               25,000           1,084,000               69,000
                                                         ------------         ------------         -----------         ------------

NET INCOME                                               $    815,000         $     39,000         $ 1,325,000          $   105,000
                                                         ============         ============         ===========          ===========

PER SHARE DATA:

      NET INCOME PER SHARE                             $          .06       $          .00      $          .09        $         .01
                                                       ==============       ==============      ==============        =============

      WEIGHTED AVERAGE
      NUMBER OF COMMON AND
      COMMON EQUIVALENT
      SHARES OUTSTANDING                                   14,547,000           13,021,000          14,364,000           13,007,000
                                                         ============         ============         ===========          ===========















See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30
                                                                                 ------------------------------------
                                                                                   1996                         1995
                                                                                 --------                      ------


OPERATING ACTIVITIES
Net Income                                                                    $ 1,325,000                  $    105,000

Adjustments  to  reconcile   net  income  to  net  cash  provided
   by  operating activities:
     Depreciation and amortization                                              1,602,000                     1,681,000
     Provision for losses on accounts receivable                                  274,000                       195,000
     Deferred income taxes                                                      1,084,000                        69,000
     Gain on sale of product line                                                (360,000)
     Changes in operating assets and
      liabilities:
      Accounts receivable                                                      (5,303,000)                     (302,000)
      Inventories, other current assets and
         recoverable and prepaid income taxes                                  (2,072,000)                    5,115,000
      Accounts and acceptances payable and
         accrued expenses                                                       5,584,000                    (4,962,000)
                                                                             ------------                   -----------

         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                                   2,134,000                     1,901,000
                                                                             ------------                   -----------

INVESTING ACTIVITIES
Purchases of property, plant and  equipment                                      (406,000)                     (295,000)
Notes receivable from officers                                                    (94,000)
Initial payment in connection with acquisition                                   (500,000)
Proceeds from sale of product line                                                500,000
Proceeds from sale of assets under leveraged lease                                487,000
Net (increase) decrease in other assets                                          (115,000)                       42,000
                                                                             ------------                  ------------

         NET CASH (USED IN) INVESTING
         ACTIVITIES                                                          $   (128,000)                 $   (253,000)
                                                                             ------------                  ------------











See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                                                                     Six Months Ended
                                                                                                         June 30
                                                                                              ------------------------------
                                                                                                1996                    1995
                                                                                              --------                ------

FINANCING ACTIVITIES

Proceeds from note payable to bank                                                         $ 1,500,000              $1,000,000

Payments on note payable to bank                                                            (2,500,000)             (1,673,000)

Principal payments on long term debt                                                        (1,255,000)               (280,000)

Proceeds on exercise of stock options                                                          432,000                 172,000
                                                                                          ------------              ----------

         NET CASH (USED IN) FINANCING ACTIVITIES                                            (1,823,000)               (781,000)
                                                                                          ------------              ----------

         INCREASE IN CASH AND CASH EQUIVALENTS                                                 183,000                 867,000

         CASH AND CASH EQUIVALENTS AT
         BEGINNING OF PERIOD                                                                   214,000                 121,000
                                                                                           -----------              ----------

         CASH AND CASH EQUIVALENTS AT
         END OF PERIOD                                                                     $   397,000              $  988,000
                                                                                           ===========              ==========











See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


1.       GENERAL

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 (unaudited), the results of operations for the three and six months ended June 30, 1996 and 1995 (unaudited) and the statements of cash flows for the six months ended June 30, 1996 and 1995 (unaudited).

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

Inventories at June 30, 1996 have been valued at average cost based on perpetual records or the gross profit method.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of results for the full year.

2.       NET INCOME PER SHARE

Net income per common share for the three and six months ended June 30, 1996 and 1995 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period.

3.       INVENTORIES

 Inventories consist of the following:
                                          June 30                December 31
                                           1996                      1995
                                        -----------              -----------
          Raw materials                 $ 2,527,000              $ 2,871,000
          Work-in-process                 1,136,000                1,620,000
          Finished goods                 27,886,000               25,328,000
                                        -----------              -----------
                                        $31,549,000              $29,819,000
                                        ===========              ===========


4.       INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As of June 30, 1996, the Company has recorded net deferred tax assets of $1,928,000. These tax assets are primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternate minimum tax credits. Based upon the Company's expectation that future taxable income will be sufficient to utilize the carryforward prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

5.       OTHER MATTERS

On March 4, 1996, the Company sold its Gentle Expressions(R) breast pump product line for $1,000,000 of which $500,000 was paid in cash with the balance in a secured subordinated promissory note, and

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

recorded a gain of $360,000, which is included in other revenue on the accompanying condensed consolidated statements of operations.

In March 1996, the Company introduced a new regional operation under the name "GF Express" to provide "next-day" and "same-day" service to home healthcare dealers of certain strategic home healthcare products. In connection with the introduction of "GF Express," the Company made an initial payment of $500,000 on March 16, 1996 to acquire certain assets at a future date of Jeffco Express Medical Supply, Inc. ("JEM"), including a customer list, certain contracts and other assets. As part of the transaction, the Company entered into a Management and Administrative Agreement pursuant to which JEM managed and administered "GF Express" for a management fee. The Company acquired the assets of JEM on May 14, 1996, and delivered a non-negotiable promissory note in the amount of $500,000 for the balance of the purchase price, which is payable within one year to JEM, subject to the attainment of certain financial criteria.

In May 1996, the Company liquidated its investment in the leveraged lease agreement entered into in December 1983. The cash proceeds from the sale of the leased helicopters approximated the recorded investment in the leveraged lease.

On June 17, 1996, the Company reached an agreement in principle with Everest & Jennings International, Ltd. ("Everest & Jennings) and BIL (Far East Holdings) Limited ("BIL"), the majority stockholder of Everest & Jennings, to acquire Everest & Jennings in a merger transaction. The terms of the proposed transaction announced on June 17, 1996 provided that the stockholders of Everest & Jennings would receive one share of common stock of the Company in exchange for each four shares of the common stock of Everest & Jennings, and $2.00 for each share of common stock of Everest & Jennings, or a total of approximately
1.8 million shares of the Company's common stock and $14.4 million. On August 13, 1996, the Company and Everest & Jennings announced revised terms pursuant to which the stockholders of Everest & Jennings will receive one share of common stock of the Company but no cash payment, or a total of approximately 2.5 million shares of the Company's common stock. The exchange ratio will be reduced if the value of the Company's common stock to be issued in exchange for each share of common stock of Everest & Jennings exceeds $5.50.

BIL will purchase up to an additional 1.9 million shares of common stock of the Company to be valued at the greater of $13.00 per share or the average market price of the common stock of the Company for the ten (10) consecutive trading days prior to the closing date, the proceeds of which will be used by the Company to repay all debt of Everest & Jennings in the approximate amount of $25 million to the Hong Kong and Shanghai Banking Corporation Limited. As part of the transaction, all debt of Everest & Jennings to BIL and all Convertible Preferred Stock of Everest & Jennings held by BIL will be exchanged for an equal amount of the Company Series B Convertible Preferred Stock in an amount not to exceed $61 million. The Series B Convertible Preferred Stock will yield a dividend at the rate of 1.5% per year, which will be paid at the option of the Company either in cash or common stock. During the five (5) year period commencing on the closing date, and subject to a $20 per share conversion rate limitation, the Series B Convertible Preferred Stock will be convertible into common stock by BIL at a conversion rate of $20 per share, or by the Company at a conversion rate equal to the Company's average stock price

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

during any ten (10) consecutive trading days, provided the common stock trades at an average stock price of $15.50 per share or greater during the applicable period. In the event the Series B Convertible Preferred Stock has not been converted during the applicable five (5) year period, the Series B Convertible Preferred Stock will automatically convert on the fifth anniversary date of the closing at a conversion rate of $15.50. As part of the revised transaction, BIL will purchase $10 million of the Company Series C Convertible Preferred Stock, with a dividend yield at the rate of 1.5% per year, which will be paid at the option of the Company either in cash or common stock. At the Company's option, the Series C Convertible Preferred Stock will either be converted into 500,000 shares of common stock on the fifth anniversary date of the closing, or redeemed by the Company at its stated value on such date. Immediately after the transaction and after giving effect to the conversion of the Series B and Series C Convertible Preferred Stock, BIL will own approximately 34% of the common stock of the Company on a fully-diluted basis. During July 1996, BIL loaned $4 million to the Company, which will be converted at closing into a subordinated loan maturing in 2001 with interest payable quarterly at an effective rate of 7.7% per year.

The Company plans to enter into definitive documentation by the end of August 1996, with a closing planned for November 1996. The transaction is subject to, among other things, the execution of definitive documentation, the approval by the stockholders of Graham-Field and Everest & Jennings, the receipt of certain corporate and regulatory approvals, and the satisfaction of other customary terms and conditions. BIL, which owns approximately 80% of the outstanding common stock of Everest & Jennings, has agreed to vote in favor of the transaction.

In June 1996, the Company entered into a letter of intent to acquire V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products in Puerto Rico, for a purchase price of approximately $1.5 million, consisting of cash in the amount of approximately $1,250,000, with the balance payable in shares of common stock of the Company. As additional consideration, the Company will pay $500,000 to V.C. Medical in the event the business achieves certain earnings levels during the one year period following the closing. This transaction is anticipated to be completed in August 1996.

On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4,000,000, at an effective interest rate of 8.8%. The loan is to be used to fund the acquisition of V.C. Medical and for general corporate purposes. Under the terms of the loan, all principal and interest are payable upon the earlier to occur of 45 days after the closing of the Everest & Jennings merger transaction or 45 days after the termination of the transaction. The modified terms of the Everest & Jennings merger transaction provide that the loan will be converted upon closing of the transaction into a subordinated loan maturing in 2001 with interest payable quarterly at an effective rate of 7.7% per year.

In July 1996, the Company entered into a sales representative and consulting agreement with CustomerCare Corporation, which has enabled the Company to expand its product offering to include a complete line of wound care, urologicals and ostomy supplies, including the Hollister line of ostomy and colostomy products. The agreement provides for, among other things, a consulting fee in the amount of $100,000, and a minimum commission amount of $7,000 a month for a two year period.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

6.       LEGAL PROCEEDINGS

         SEE PART II, ITEM 1 ON PAGE 15

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Operating Revenues

Operating revenues for the three months ended June 30, 1996 increased approximately $5,255,000 or 22%, as compared to the same period last year.
Operating revenues for the six months ended June 30, 1996, increased approximately $7,693,000 or 16% as compared to the same period last year. The increase in operating revenues was primarily attributable to the Company's expansion of its Consolidation Advantage Program ("CAP") and the introduction of a new regional operation in the metropolitan New York area under the name "GF Express".

During the first quarter of 1996, the Company's inventory buy-back program was introduced to provide an outlet for its customers to eliminate their excess inventory. Under the program, the Company purchases certain excess inventory from its customers, who in turn place additional purchase orders with the Company exceeding the value of the excess inventory purchased. The Company is able to utilize its vast customer base and distribution network to market and distribute the excess inventory through its division, National Medical Excess Corp. ("NME"). During the first six months of 1996, the Company test marketed the program with seven major customers. In view of the preliminary results of the program, the Company anticipates the roll-out of the program in the fourth quarter of 1996. Revenues attributable to NME, which was acquired as of July 1, 1995, were approximately $681,000 and $1,247,000 for the quarter and six month period ended June 30, 1996, respectively.

In March 1996, "GF Express" was introduced to offer "next day" and "same day" service to home healthcare dealers of certain strategic home healthcare products, including Temco patient aids, adult incontinence products, wheelchairs, and nutritional supplements. Revenues attributable to GF Express were approximately $3,869,000 and $4,602,000 for the quarter and six month period ended June 30, 1996, respectively. Based on the results of the operations of "GF Express," the Company plans on expanding the program throughout the United States.

The revenue increase was achieved despite the decline in sales to Apria Healthcare Group, Inc. ("Apria") of approximately $1,592,000 as compared to the second quarter of 1995. The Company's supply agreement with Apria expired on December 31, 1995.

Interest and Other Income


Interest and other income for the three month period ended June 30, 1996 increased $38,000 as compared to the same period last year. The increase is primarily due to finance charges incurred by customers with extended payment terms, interest income on certain notes receivable, and royalties related to the sale of the Gentle Expressions(R) breast pump product line. Interest and other income for the six month period ended June 30, 1996 increased by $449,000 as compared to the same period last year, primarily due to the gain of $360,000 recorded on the sale of the Gentle Expressions(R) breast pump product line.

Cost of Revenues


Cost of revenues as a percentage of operating revenues for the three months ended June 30, 1996 decreased to 67.2% from 68.9% in the same period last year. Cost of revenues as a percentage of operating revenues for the six month period ended June 30, 1996 decreased to 67.9% from 68.7% in the same period last year. The decrease in cost of revenues is primarily related to the Company's emphasis on maintaining selling prices and improved purchasing and manufacturing efficiencies.


Selling, General and Administrative Expenses


Selling, general and administrative expenses as a percentage of operating revenues for the three months and six months ended June 30, 1996 were 26% as compared to 28% in the same periods last year. The decrease in both periods is primarily due to cost reduction programs and the continuing efficiencies generated by the Company's investment in new business systems.


Interest Expense


Interest expense for the three months ended June 30, 1996 decreased by $38,000 or 6% as compared to the same period last year. For the six months ended June 30, 1996, interest expense decreased by $194,000 or 14% as compared to the same period last year. The decrease in interest expense in both periods is primarily due to lower interest rates and reduced average borrowings as compared to the same periods last year.


Net Income


Income before income taxes for the three months ended June 30, 1996 was $1,481,000 as compared to $64,000 in the same period last year. Income before income taxes for the six months ended June 30, 1996 was $2,409,000 as compared to $174,000 in the same period last year. The increase in income before income taxes is primarily due to the increase in revenues, an increased gross profit margin, the decrease in selling, general and administrative expenses as a percentage of operating revenues, the decrease in interest expense and the gain realized in the first quarter from the sale of the Gentle Expressions(R) breast pump product line.

Net income for the three months ended June 30, 1996 was $815,000 as compared to $39,000 for the same period last year. Net income for the six months ended June 30, 1996 was $1,325,000 as compared to $105,000 for the same period last year. The Company recorded income tax expense of $666,000 and $1,084,000 for the three and six month periods ended June 30, 1996, respectively, as compared to income tax expense of $25,000 and $69,000 recorded during the same periods last year. As of June 30, 1996, the Company has recorded net deferred tax assets of $1,928,000, primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. Based upon the Company's expectation that future taxable income will be sufficient to utilize the carryforwards prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations. The total deferred tax asset will continue to be evaluated by management as to its realizability on a quarterly basis. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Uncertainties which would impact the future realizability, but are not expected to occur include declines in sales and margins resulting from a possible loss of market share and increased competition.

The Company's business has not been materially affected by inflation.


Liquidity and Capital Resources

The Company had working capital of $35,279,000 at June 30, 1996, as compared to $33,763,000 at December 31, 1995. The increase in working capital is primarily attributable to the cash provided by the Company's net income of $1,325,000, which reflects $1,602,000 of amortization and depreciation expense, partially offset by the reclassification of an additional $1,000,000 of principal related to the John Hancock Guaranteed Senior Notes to reflect the scheduled principal payment of $2,000,000 due in February 1997, and the initial payment of $500,000 in connection with an acquisition.

Cash provided by operations for the six months ended June 30, 1996 was $2,134,000 as compared to $1,901,000 in the same period last year. The principal reasons for the increase in cash provided by operations were the Company's operating profit and increased inventory turns as a result of the Company's improved purchasing activities.

The Company anticipates that its current cash balance together with expected cash flow from operations, and its bank line of credit will be sufficient to meet its working capital requirements.


Financing


As of June 30, 1996, the Company had a $15,000,000 unsecured line-of-credit with its bank, which expires on September 30, 1996. In July 1996, the line was increased to $16,000,000. The line is available for direct borrowings in the amount of up to $5,000,000, and provides for commercial letters of credit and bankers' acceptances. Credit availability under this line is subject to the bank's continuing satisfaction with current financial information. The line is guaranteed by the Company's wholly-owned subsidiaries. Interest on direct borrowings is payable at 1% above the bank's prime rate, acceptances are created for a fee of 1-1/2% above the bank's acceptance rate and commercial letters of credit have a commission rate of 3/8% per drawing. The Company is presently in discussions with its bank and other banks to increase its credit line. The Company anticipates that this line will either be renewed or replaced with a new credit facility.

At June 30, 1996, the Company had direct borrowings of $1,100,000 and $11,500,000 had been utilized under acceptances payable. Open letters of credit relating to vendor purchases approximated $1,600,000 at June 30, 1996.

On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4,000,000, at an effective interest rate of 8.8%. The loan is to be used to fund the acquisition of V.C. Medical and for general corporate purposes. Under the terms of the loan, all principal and interest are payable upon the earlier to occur of 45 days after the closing of the Everest & Jennings merger transaction or 45 days after the termination of the transaction. The modified terms of the Everest & Jennings merger transaction provide that the loan will be converted upon closing of the transaction into a subordinated loan maturing in 2001 with interest payable quarterly at an effective rate of 7.7% per year.

Part II.  Other Information

Item 1. Legal Proceedings

On May 21, 1996, the Company was sued by Minnesota Mining & Manufacturing Company ("3M") in a claim purportedly arising under federal, state and common law trademark, false advertising and unfair competition laws, as well as for breach of, and interference with, contracts. 3M alleges that the Company is selling 3M products in violation of federal and state law, and seeks monetary damages in an unspecified amount, as well as injunctive relief against the Company's continued sale of 3M products. The claim was filed in the Southern District of New York. The Company vigorously denies the allegations of 3M's complaint, and has filed an answer denying the allegations of wrongdoing and asserting affirmative defenses. In addition, the Company has asserted counterclaims against 3M under federal antitrust laws, as well as an unfair competition claim.

In June 1996, the Company was sued in a purported class action captioned "Kauffman v. Hogg" in Delaware Chancery Court arising out of the Company's announced acquisition of Everest & Jennings. The complaint alleges that the Company aided and abetted breaches of fiduciary duty on the part of Everest & Jennings' controlling stockholder and its directors in connection with their negotiation of the proposed transaction. Plaintiff, a stockholder at Everest & Jennings, purports to seek to enjoin the transaction, or alternatively, rescission, or an award of compensatory or rescissory damages. The Company believes that it has valid defenses to the complaint's allegations of wrongdoing, and intends to vigorously defend the lawsuit.

The Company is a defendant in certain other legal actions which arose in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders was held on June 18, 1996.

     (a)  Proposal No. 1: To elect three Class III Directors:

          Louis A. Lubrano
          Dr. Harold Lazarus
          Steven D. Levkoff

     (b) Proposal No. 2: Whether to ratify the appointment of Ernst & Young as independent accountants for the fiscal year ended December 31, 1996.

Tabulations for the proposals voted at the annual meeting follow:

                                             For     Against/Withheld    Abstain
                                             ---     ----------------    -------

Directors:

Louis A. Lubrano ................       11,948,386           89,056       -0-
Dr. Harold Lazarus ..............       11,944,386           93,056       -0-
Steven D. Levkoff ...............       11,948,386           89,056       -0-

Proposal No. 2 ..................       11,953,168           56,400       27,874


Item 6. Exhibits and Reports on Form 8-K

None

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                      (Registrant)


                                          /s/ Irwin Selinger
Date:  August  14, 1996                   ---------------------------
                                                Irwin Selinger
                                          Chairman of the Board and
                                            Chief Executive Officer


                                          /s/ Gary M. Jacobs
Date:  August  14, 1996                   ---------------------------
                                                Gary M. Jacobs
                                         Vice President - Finance
                                     Chief Financial and Accounting Officer