Form 10-Q/A
period 1996-06-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1996-08-28
CIK 709136

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


                           Condensed Consolidated Statements of Cash Flows for
                           the six months ended June 30, 1996 and 1995 (Unaudited) .............................5/6



                           Notes to Condensed Consolidated Financial Statements
                           (Unaudited) .................................................................7/8/9/10/11



         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .........................................12/13/14/15




Part II. Other Information:


         Item 1.  Legal Proceedings .............................................................................16

         Item 4.  Submission of Matters to a Vote of Security Holders ........................................16/17

         Item 6.  Exhibits and Reports on Form 8-K ..............................................................17

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