Form 10-Q/A
period 1996-06-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1996-10-17
CIK 709136

FORM 10-Q/A-2

                       Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1996

                                       or

[___] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________

Commission file number 0-10881 NY

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           11-2578230
----------------------------------                      ------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                 400 Rabro Drive East, Hauppauge, New York 11788
                 -----------------------------------------------
                    (Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes  X    No
                                                       -----    -----

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

                Condensed Consolidated Balance Sheets - June 30,
                1996 (Unaudited) and December 31, 1995 (Audited)            3

                Condensed Consolidated Statements of Operations
                for the three and six months ended June 30, 1996
                and 1995 (Unaudited)                                        4

                Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 1996 and 1995
                (Unaudited)                                                5/6

                Notes to Condensed Consolidated Financial
                Statements (Unaudited)                             7/8/9/10/11

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations              12/13/14/15

Part II. Other Information:


        Item 1. Legal Proceedings                                           16

        Item 4. Submission of Matters to a Vote of Security Holders      16/17

        Item 6.  Exhibits and Reports on Form 8-K                           17

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES


                                             June 30, 1996     December 31, 1995
                                             -------------     -----------------
                                              (unaudited)          (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $     397,000       $     214,000
  Accounts receivable - net                     26,965,000          21,936,000
  Inventories                                   31,549,000          29,819,000
  Other current assets                           2,162,000           1,789,000
  Recoverable and prepaid income taxes             246,000             221,000
                                             -------------       -------------
    TOTAL CURRENT ASSETS                        61,319,000          53,979,000

PROPERTY, PLANT AND EQUIPMENT - net              7,755,000           8,120,000
EXCESS OF COST OVER NET ASSETS
   ACQUIRED - net                               28,485,000          29,291,000
INVESTMENT IN LEVERAGED LEASE                         --               487,000
OTHER ASSETS                                     5,531,000           4,910,000
DEFERRED TAX ASSET                               1,928,000           3,012,000
                                             -------------       -------------
    TOTAL ASSETS                             $ 105,018,000       $  99,799,000
                                             =============       =============

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES:
  Note payable to bank                       $   1,100,000       $   2,100,000
  Current maturities of long-term debt
     and Guaranteed Senior Notes                 2,591,000           1,578,000
  Accounts payable                               8,382,000           8,750,000
  Acceptances payable                           11,500,000           5,000,000
  Accrued expenses                               2,467,000           2,788,000
                                             -------------       -------------
    TOTAL CURRENT LIABILITIES                   26,040,000          20,216,000

LONG-TERM DEBT                                     704,000             972,000
GUARANTEED SENIOR NOTES                         17,000,000          19,000,000
                                             -------------       -------------
    TOTAL LIABILITIES                           43,744,000          40,188,000

STOCKHOLDERS' EQUITY:
  Preferred Stock                                     --                  --
  Common Stock                                     354,000             352,000
  Additional paid-in capital                    67,317,000          66,887,000
  (Deficit)                                     (6,303,000)         (7,628,000)
                                             -------------       -------------
  Sub-total                                     61,368,000          59,611,000
  Notes receivable from sale of shares             (94,000)               --
                                             -------------       -------------
    TOTAL STOCKHOLDERS' EQUITY                  61,274,000          59,611,000

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                  $ 105,018,000       $  99,799,000
                                             =============       =============

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                            Three Months Ended            Six Months Ended
                                                  June 30                     June 30
                                              --------------               -------------
                                            1996          1995           1996         1995
                                        ------------  ------------    ----------  ------------
REVENUES:

   Operations                            $29,582,000   $24,327,000   $56,511,000   $48,818,000

   Interest and other income                  46,000         8,000       465,000        16,000
                                        ------------  ------------    ----------  ------------

                                          29,628,000    24,335,000    56,976,000    48,834,000

COST AND EXPENSES:

   Cost of revenues                       19,881,000    16,763,000    38,383,000    33,535,000

   Selling, general and administrative     7,614,000     6,818,000    14,943,000    13,690,000

   Interest expense                          652,000       690,000     1,241,000     1,435,000
                                        ------------   -----------   -----------   -----------

                                          28,147,000    24,271,000    54,567,000    48,660,000

INCOME BEFORE INCOME TAXES                 1,481,000        64,000     2,409,000       174,000

INCOME TAXES                                 666,000        25,000     1,084,000        69,000
                                        ------------  ------------   -----------  ------------

NET INCOME                               $   815,000   $    39,000   $ 1,325,000   $   105,000
                                        ============  ============   ===========   ===========

PER SHARE DATA:

    NET INCOME PER SHARE                 $       .06   $       .00   $       .09   $       .01
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

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                         Six Months Ended
                                                              June 30
                                                          ---------------
                                                        1996           1995
                                                     -----------    -----------

OPERATING ACTIVITIES
Net Income                                           $ 1,325,000    $   105,000

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization                     1,602,000      1,681,000
     Provision for losses on accounts receivable         274,000        195,000
     Deferred income taxes                             1,084,000         69,000
     Gain on sale of product line                       (360,000)
     Changes in operating assets and
      liabilities:
      Accounts receivable                             (5,303,000)      (302,000)
      Inventories, other current assets and
         recoverable and prepaid income taxes         (2,072,000)     5,115,000
      Accounts and acceptances payable and
         accrued expenses                              5,584,000     (4,962,000)
                                                     -----------    -----------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                             2,134,000      1,901,000
                                                     -----------    -----------

INVESTING ACTIVITIES
Purchases of property, plant and  equipment             (406,000)      (295,000)
Notes receivable from officers                           (94,000)
Initial payment in connection with acquisition          (500,000)
Proceeds from sale of product line                       500,000
Proceeds from sale of assets under leveraged lease       487,000
Net (increase) decrease in other assets                 (115,000)        42,000
                                                     -----------    -----------

      NET CASH (USED IN) INVESTING
      ACTIVITIES                                     $  (128,000)   $  (253,000)
                                                     -----------    -----------

See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                         Six Months Ended
                                                              June 30
                                                          ----------------
                                                        1996            1995
                                                     -----------    -----------

FINANCING ACTIVITIES

Proceeds from note payable to bank                   $ 1,500,000    $ 1,000,000

Payments on note payable to bank                      (2,500,000)    (1,673,000)

Principal payments on long term debt                  (1,255,000)      (280,000)

Proceeds on exercise of stock options                    432,000        172,000
                                                     -----------     ----------

      NET CASH (USED IN) FINANCING ACTIVITIES         (1,823,000)      (781,000)
                                                     -----------     ----------

      INCREASE IN CASH AND CASH EQUIVALENTS              183,000        867,000

      CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                214,000        121,000
                                                     -----------    -----------

      CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                  $   397,000    $   988,000
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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

5.   OTHER MATTERS

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

Substantially all of the medical products purchased by the Company as part of the inventory buy-back program are items not generally offered for sale by the Company. Items repurchased by the Company which are identified as items previously sold by the Company to a customer have been deminimus based on the Company's experience, and have been recorded in accordance with the Company's normal revenue recognition policy.

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

On June 17, 1996, the Company reached an agreement in principle with Everest & Jennings International, Ltd. ("Everest & Jennings) and BIL (Far East Holdings) Limited ("BIL"), the majority stockholder of Everest & Jennings, to acquire Everest & Jennings in a merger transaction. The terms of the proposed transaction announced on June 17, 1996 provided that the stockholders of Everest & Jennings would receive one share of common stock of the Company in exchange for each four shares of the common stock of Everest & Jennings, and $2.00 for each share of common stock of Everest & Jennings, or a total of approximately
1.8 million shares of the Company's common stock and $14.4 million. On August 13, 1996, the Company and Everest & Jennings announced revised terms pursuant to which the stockholders

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

of Everest & Jennings will receive one share of common stock of the Company in exchange for each 2.857 shares of the common stock of Everest & Jennings, but no cash payment, or a total of approximately 2.519 million shares of the Company's common stock. Notwithstanding the foregoing, the exchange ratio will be reduced to the extent necessary so that the value of each fraction of a share of common stock of the Company issued in exchange for a share of common stock of Everest & Jennings does not exceed $5.50.

BIL will purchase up to an additional 1.923 million shares of common stock of the Company to be valued at the greater of $13.00 per share or the average market price of the common stock of the Company for the ten (10) consecutive trading days prior to the closing date, the proceeds of which will be used by the Company to repay all debt of Everest & Jennings in the approximate amount of $25 million to the Hong Kong and Shanghai Banking Corporation Limited. As part of the transaction, all debt of Everest & Jennings to BIL and all Convertible Preferred Stock of Everest & Jennings held by BIL will be exchanged for an equal amount of the Company Series B Convertible Preferred Stock in an amount not to exceed $61 million. The Series B Convertible Preferred Stock will yield a dividend at the rate of 1.5% per year, which will be paid at the option of the Company either in cash or common stock. During the five (5) year period commencing on the closing date, and subject to a $20 per share conversion rate limitation, the Series B Convertible Preferred Stock will be convertible into common stock by BIL at a conversion rate of $20 per share, or by the Company at a conversion rate equal to the Company's average stock price during any ten (10) consecutive trading days, provided the common stock trades at an average stock price of $15.50 per share or greater during the applicable period. In the event the Series B Convertible Preferred Stock has not been converted during the applicable five (5) year period, the Series B Convertible Preferred Stock will automatically convert on the fifth anniversary date of the closing at a conversion rate of $15.50. As part of the revised transaction, BIL will purchase $10 million of the Company Series C Convertible Preferred Stock, with a dividend yield at the rate of 1.5% per year, which will be paid at the option of the Company either in cash or common stock. At the Company's option, the Series C Convertible Preferred Stock will either be converted into 500,000 shares of common stock on the fifth anniversary date of the closing, or redeemed by the Company at its stated value on such date. Immediately after the transaction and after giving effect to the conversion of the Series B and Series C Convertible Preferred Stock, BIL will own approximately 34% of the common stock of the Company on a fully-diluted basis. During July 1996, BIL loaned $4 million to the Company, which will be converted at closing into a subordinated loan maturing in 2001 with interest payable quarterly at an effective rate of 7.7% per year.

Upon the closing of the Everest & Jennings transaction, the Company will issue approximately 4.442 million shares of common stock, consisting of (i) approximately 2.519 million shares to the stockholders of Everest & Jennings and
(ii) up to an additional 1.923 million shares of common stock to BIL, to be valued at the greater of $13 per share or the average market price of the common stock of the Company for the ten consecutive trading days prior to the closing date, the proceeds of which will be used by the Company to repay all debt of Everest & Jennings in the approximate amount of $25 million to the Hong Kong and Shanghai Banking Corporation Limited. In the event the Series B Convertible Preferred Stock has not converted during the applicable five (5) year period, the Series B Convertible Preferred Stock will automatically convert on the fifth anniversary date of the closing into approximately 3.935 million shares

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

of the common stock of the Company at a conversion price of $15.50. In addition, at the Company's option, the Series C Convertible Preferred Stock will either be converted into 500,000 shares of common stock on the fifth anniversary date of the closing, or redeemed by the Company at its stated value on such date. In the event the Series B Convertible Preferred Stock automatically converts at a conversion rate of $15.50 and the Series C Convertible Preferred Stock converts into 500,000 shares on the fifth anniversary date of the closing, the Company will issue an aggregate of approximately 8.877 million shares (not including any shares that might be issued as a dividend on the Series B or Series C Convertible Preferred Stock) of common stock in connection with the Everest & Jennings transaction.

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

6.   LEGAL PROCEEDINGS

     SEE PART II, ITEM 1 ON PAGE 16

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

         (a)   Proposal No. 1:  To elect three Class III Directors:

               Louis A. Lubrano
               Dr. Harold Lazarus
               Steven D. Levkoff

         (b) Proposal No. 2: Whether to ratify the appointment of Ernst & Young LLP as independent accountants for the fiscal year ended December 31, 1996.

         Tabulations for the proposals voted at the annual meeting follow:

                          For        Against/Withheld         Abstain
                          ---        ----------------         -------

Directors:

Louis A. Lubrano       11,948,386          89,056                -0-
Dr. Harold Lazarus     11,944,386          93,056                -0-
Steven D. Levkoff      11,948,386          89,056                -0-

Proposal No. 2         11,953,168          56,400             27,874


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


                                         GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                         (Registrant)


Date:  October 17, 1996                            s/Irwin Selinger
                                         --------------------------------------
                                                     Irwin Selinger
                                               Chairman of the Board and
                                                Chief Executive Officer



Date:  October 17, 1996                            s/Gary M. Jacobs
                                         --------------------------------------
                                                     Gary M. Jacobs
                                                Vice President - Finance
                                         Chief Financial and Accounting Officer