Form 10-Q
period 1996-09-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1996-11-14
CIK 709136

FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Period Ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From _______  to  _______

Commission file number 1-8801 NY

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          11-2578230
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

400 Rabro Drive East, Hauppauge, New York                      11788
(Address of principal executive offices)                     (Zip Code)

                                 (516) 582-5900
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes___ No ___

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.025 Par Value --- 14,209,895 shares as of November 11, 1996

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ----------------------------------------------------


                                    I N D E X
                                    ----------


Part I. Financial Information:                                             Page
                                                                           ----

Item 1. Financial Statements:


        Condensed Consolidated Balance Sheets -
        September 30, 1996 (Unaudited) and December 31, 1995
        (Audited)                                                           3


        Condensed  Consolidated  Statements of Operations for
        the three and nine months  ended  September  30, 1996
        and 1995
        (Unaudited)                                                         4


        Condensed Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1996 and 1995 (Unaudited)              5/6



        Notes to  Condensed Consolidated Financial Statements
        (unaudited)                                                  7/8/9/10


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          11/12/13




Part II. Other Information:


         Item 1.  Legal Proceedings                                        13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                         14
         Item 6.  Exhibits and Reports on Form 8-K                         14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES


                                                             September 30,       December 31,
ASSETS                                                          1996                1995
-------                                                     -------------       -------------

                                                           (unaudited)              (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                 $     596,000       $     214,000
  Accounts receivable - net                                    30,377,000          21,936,000
  Inventories                                                  33,735,000          29,819,000
  Other current assets                                          4,332,000           1,789,000
  Recoverable and prepaid income taxes                            246,000             221,000
                                                            -------------       -------------
         TOTAL CURRENT ASSETS                                  69,286,000          53,979,000

PROPERTY, PLANT AND EQUIPMENT - net                             7,672,000           8,120,000
EXCESS OF COST OVER NET ASSETS ACQUIRED - net                  29,204,000          29,291,000
INVESTMENT IN LEVERAGED LEASE                                        --               487,000
OTHER ASSETS                                                    5,381,000           4,910,000
DEFERRED TAX ASSET                                              1,151,000           3,012,000
                                                            -------------       -------------
         TOTAL ASSETS                                       $ 112,694,000       $  99,799,000
                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to BIL                                       $   4,000,000
  Note Payable to bank                                                              2,100,000
  Current maturities of long-term debt and
    Guaranteed Senior Notes                                     2,581,000           1,578,000
  Accounts payable                                              9,219,000           8,750,000
  Acceptances payable                                          12,500,000           5,000,000
  Accrued expenses                                              4,386,000           2,788,000
                                                            -------------       -------------
         TOTAL CURRENT LIABILITIES                             32,686,000          20,216,000

LONG-TERM DEBT                                                    577,000             972,000
GUARANTEED SENIOR NOTES                                        17,000,000          19,000,000
                                                            -------------       -------------
         TOTAL LIABILITIES                                     50,263,000          40,188,000

STOCKHOLDERS' EQUITY:
  Preferred Stock                                                    --                  --
  Common Stock                                                    355,000             352,000
  Additional paid-in capital                                   67,613,000          66,887,000
  (Deficit)                                                    (5,338,000)         (7,628,000)
                                                            -------------       -------------
  Sub-total                                                    62,630,000          59,611,000
  Notes receivable from sale of shares                           (199,000)               --
                                                            -------------       -------------
         TOTAL STOCKHOLDERS' EQUITY                            62,431,000          59,611,000

COMMITMENTS AND CONTINGENCIES

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                            $ 112,694,000       $  99,799,000
                                                            =============       =============


See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)



                                                                      Three Months Ended                     Nine Months Ended
                                                                         September 30,                         September 30,
                                                                ------------------------------        ------------------------------
                                                                   1996               1995               1996               1995
                                                                -----------        -----------        -----------        -----------
REVENUES:
   Operations                                                   $32,366,000        $25,642,000        $88,877,000        $74,460,000

   Interest and other income                                         18,000             37,000            483,000             53,000
                                                                -----------        -----------        -----------        -----------

                                                                 32,384,000         25,679,000         89,360,000         74,513,000

COST AND EXPENSES:

   Cost of revenues                                              21,858,000         17,661,000         60,241,000         51,196,000

   Selling, general and administrative                            8,139,000          6,926,000         23,082,000         20,616,000

   Interest expense                                                 645,000            629,000          1,886,000          2,064,000
                                                                -----------        -----------        -----------        -----------

                                                                 30,642,000         25,216,000         85,209,000         73,876,000

INCOME BEFORE INCOME TAXES                                        1,742,000            463,000          4,151,000            637,000


INCOME TAXES                                                        777,000            189,000          1,861,000            258,000
                                                                -----------        -----------        -----------        -----------

NET INCOME                                                      $   965,000        $   274,000        $ 2,290,000        $   379,000
                                                                ===========        ===========        ===========        ===========

PER SHARE DATA:

NET INCOME PER SHARE                                            $       .07        $       .02        $       .16        $       .03
                                                                ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES
OUTSTANDING                                                      14,691,000         13,145,000         14,483,000         13,052,000
                                                                ===========        ===========        ===========        ===========
















See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                -------------------------------
                                                                                   1996                   1995
                                                                                -----------            --------
OPERATING ACTIVITIES
 Net income                                                                    $ 2,290,000         $   379,000
 Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                               2,415,000           2,533,000
     Provision for losses on accounts receivable                                   441,000             321,000
     Deferred income taxes                                                       1,861,000             258,000
     Gain on sale of product line                                                 (360,000)               --
     Other                                                                            --                 1,000
     Changes in operating assets and
      liabilities, net of effects of acquisitions
        Accounts receivable                                                     (8,031,000)         (1,270,000)
        Inventories, other current assets and
           recoverable and prepaid income taxes                                 (6,017,000)          4,112,000
        Accounts and acceptances payable
           and accrued expenses                                                  9,051,000          (5,154,000)
                                                                               -----------         -----------

                  NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                                           1,650,000           1,180,000
                                                                               -----------         -----------


INVESTING ACTIVITIES
Purchase of short term investments                                                    --            (1,995,000)
Purchases of property, plant and equipment                                        (694,000)           (475,000)
Acquisitions, net of cash acquired                                              (2,191,000)           (637,000)
Notes receivable from officers                                                    (199,000)               --
Proceeds from sale of product line                                                 500,000                --
Proceeds from sale of assets under leveraged lease                                 487,000                --
 Net (increase) decrease in other assets                                          (158,000)            250,000
                                                                               -----------         -----------

         NET CASH (USED IN) INVESTING
                           ACTIVITIES                                          $(2,255,000)        $(2,857,000)
                                                                               -----------         -----------


See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)



                                                                       Nine Months Ended
                                                                          September 30,
                                                                 ----------------------------
                                                                    1996             1995
                                                                 -----------      -----------
FINANCING ACTIVITIES
Proceeds from notes payable                                      $ 6,590,000      $ 1,000,000

Payments on notes payable                                         (4,690,000)      (1,673,000)

Principal payments on long-term debt                              (1,392,000)        (443,000)

Proceeds on exercise of stock options                                479,000          172,000

Issuance of common stock,
   net of expenses                                                      --          3,574,000
                                                                 -----------      -----------

                  NET CASH PROVIDED BY
                           FINANCING ACTIVITIES                      987,000        2,630,000
                                                                 -----------      -----------




                  INCREASE IN CASH AND CASH EQUIVALENTS              382,000          953,000

                  CASH AND CASH EQUIVALENTS AT
                           BEGINNING OF PERIOD                       214,000          121,000
                                                                 -----------      -----------

                  CASH AND CASH EQUIVALENTS AT
                           END OF PERIOD                         $   596,000      $ 1,074,000
                                                                 ===========      ===========






See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


1.   GENERAL

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 (unaudited), the results of operations for the three and nine months ended September 30, 1996 and 1995 (unaudited) and the statements of cash flows for the nine months ended September 30, 1996 and 1995 (unaudited).

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

     Inventories at September 30, 1996 have been valued at average cost based on perpetual records or gross profit method.

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

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than the fourth quarter of 1996. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the 1996 financial statements proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has decided not to adopt the fair value method but will provide the necessary proforma information.

     The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of results for the full year.

2.   NET INCOME PER SHARE

     Net income per common share for the three and nine months ended September 30, 1996 and for 1995 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period.

3.   INVENTORIES

     Inventories consist of the following:



                               September 30,            December 31,
                                   1996                     1995
                               -----------              -----------
Raw materials                  $ 2,355,000              $ 2,871,000
Work-in-process                    898,000                1,620,000
Finished goods                  30,482,000               25,328,000
                               -----------              -----------
                               $33,735,000              $29,819,000
                               ===========              ===========



4.   INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As of September 30, 1996, the Company has recorded net deferred tax assets of $1,151,000. These tax assets are primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternate minimum tax credits. Based upon the Company's expectation that future taxable income will be sufficient to utilize the carryforward prior to December 31, 2009, the Company has not recorded a valuation allowance on these deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards. Future taxable income is expected to be derived from the Company's existing operations. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

     The terms of the Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996, and amended as of October 1, 1996 (the "Merger Agreement"), by and among the Company, E&J Acquisition Corp., a wholly owned subsidiary of the Company, Everest & Jennings International Ltd. ("Everest & Jennings") and BIL (Far East Holdings) Limited ("BIL"), the majority stockholder of Everest & Jennings, provide that the Company will acquire Everest & Jennings in a merger transaction. Pursuant to which the stockholders of Everest & Jennings will receive one share of common stock of the Company in exchange for each 2.857 shares of the common stock of Everest & Jennings, or a total of approximately 2.519 million shares of the Company's common stock. Notwithstanding the foregoing, the exchange ratio will be reduced to the extent necessary so that the value of each fraction of a share of common stock of the Company issued in exchange for a share of common stock of Everest & Jennings does not exceed $5.50.

     The Merger Agreement provides that BIL will purchase up to an additional
1.923 million shares of common stock of the Company to be valued at the greater of $13.00 per share or the average market price of the common stock of the Company for the ten (10) consecutive trading days prior to the closing date, the proceeds of which will be used by the Company to repay all debt of Everest & Jennings in the approximate amount of $25 million to the Hong Kong and Shanghai Banking Corporation Limited. As part of the transaction, all debt of Everest & Jennings to BIL and all Convertible Preferred Stock of Everest & Jennings held by BIL will be exchanged for an equal amount of the Company Series B Convertible Preferred Stock in an amount not to exceed $61 million. The Series B Convertible Preferred Stock will yield a dividend at the rate of 1.5% per year, which will be paid at the option of the Company either in cash or common stock. During the five (5) year period commencing on the closing date, and subject to a $20 per share conversion rate limitation, the Series B Convertible Preferred Stock will be convertible into common stock by BIL at a conversion rate of $20 per share, or by the Company at a conversion rate equal to the Company's average stock price during any ten (10) consecutive trading days, provided the common stock trades at an average stock price of $15.50 per share or greater during the applicable period. In the event the Series B Convertible Preferred Stock has not been converted during the applicable five (5) year period, the Series B Convertible Preferred Stock will automatically convert on the fifth anniversary date of the closing at a conversion rate of $15.50. As part of the transaction, BIL will purchase $10 million of the Company Series C Convertible Preferred Stock, with a dividend yield at the rate of 1.5% per year, which will be paid at the option of the Company either in cash or common stock. At the Company's option, the Series C Convertible Preferred Stock will either be converted into 500,000 shares of common stock on the fifth anniversary date of the closing, or redeemed by the Company at its stated value on such date. Immediately after the transaction and after giving effect to the conversion of the Series B and Series C Convertible Preferred Stock, BIL will own approximately 34% of the common stock of the Company on a fully-diluted basis. During July 1996, BIL loaned $4 million to the Company, which will be converted at closing into a subordinated loan maturing in 2001 with interest payable quarterly at an effective rate of 7.7% per year.

     Upon the closing of the Everest & Jennings transaction, the Company will issue approximately 4.442 million shares of common stock, consisting of (i) approximately 2.519 million shares to the stockholders of Everest & Jennings and
(ii) up to an additional 1.923 million shares of common stock to BIL, to be valued at the greater of $13 per share or the average market price of the common stock of the Company for the ten consecutive trading days prior to the closing date, the proceeds of which will be used by the Company to repay all debt of Everest & Jennings in the approximate amount of $25 million to the Hong Kong and Shanghai Banking Corporation Limited. In the event the Series B Convertible Preferred Stock has not converted during the applicable five (5) year period, the Series B Convertible Preferred Stock will automatically convert on the fifth anniversary date of the closing into approximately 3.935 million shares of the common stock of the Company at a conversion price of $15.50. In addition, at the Company's option, the Series C Convertible Preferred Stock will either be converted into 500,000 shares of common stock on the fifth anniversary date of the closing, or redeemed by the Company at its stated value on such date. In the event the Series B Convertible Preferred Stock automatically converts at a conversion rate of $15.50 and the Series C Convertible Preferred Stock converts into 500,000 shares on the fifth anniversary date of the closing, the Company will issue an aggregate of approximately 8.877 million shares (not including any shares that might be issued as a dividend on the Series B or Series C Convertible Preferred Stock) of common stock in connection with the Everest & Jennings transaction.

     The Everest & Jennings transaction is currently scheduled to be completed on November 27, 1996. The transaction is subject to, among other things, the approval by the stockholders of Graham-Field and Everest & Jennings, the receipt of certain corporate approvals, and the satisfaction of other customary terms and conditions. BIL, which owns approximately 80% of the outstanding common stock of Everest & Jennings, has agreed to vote in favor of the transaction.

     On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4,000,000, at an effective interest rate of 8.8%. The loan was used to fund the acquisition of V.C. Medical and for general corporate purposes. Under the terms of the loan, all principal and interest are payable upon the earlier to occur of 45 days after the closing of the Everest & Jennings merger transaction or 45 days after the termination of the transaction. The terms of the Everest & Jennings merger transaction provide that the loan will be converted upon closing of the transaction into a subordinated loan maturing in 2001 with interest payable quarterly at an effective rate of 7.7% per year.

     In July 1996, the Company entered into a sales representative and consulting agreement with CustomerCare Corporation, which has enabled the Company to expand its product offering to include a complete line of wound care, urologicals and ostomy supplies, including the Hollister line of ostomy and colostomy products. The agreement provides for, among other things, a consulting fee in the amount of $100,000, and a minimum commission of $7,000 a month for a two year period.

     On September 4, 1996, the Company acquired certain assets of V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products in Puerto Rico, for a purchase price of approximately $1.950 million, consisting of cash in the amount of approximately $1,700,000, with the balance payable in shares of common stock of the Company. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $950,000. As additional consideration, the Company will pay $500,000 to V.C. Medical in the event the business achieves certain earnings levels during the one year period following the closing. The acquisition of V.C. Medical contributed approximately $425,000 of revenue for the quarter and nine month period ended September 30, 1996.

     Consolidated unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 1996 and 1995 as if the V.C. Medical acquisition had taken place as of January 1, 1995, appear below. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired.


                                                                                           Pro Forma
                                                                 Three Months Ended                         Nine Months Ended
                                                                    September 30,                              September 30,
                                                                    -------------                              -------------
                                                             1996                 1995                 1996                 1995
                                                          -----------          -----------          -----------          -----------
Net Revenues                                              $33,083,000          $26,556,000          $92,550,000          $77,144,000
                                                          ===========          ===========          ===========          ===========

Income Before Income Taxes                                $ 1,877,000          $   537,000          $ 4,567,000          $   858,000

Income Taxes                                              $   838,000          $   222,000          $ 2,048,000          $   357,000
                                                          -----------          -----------          -----------          -----------

Net Income                                                $ 1,039,000          $   315,000          $ 2,519,000          $   501,000
                                                          ===========          ===========          ===========          ===========

Net Income per Share                                      $       .07          $       .02          $       .17          $       .04
                                                          ===========          ===========          ===========          ===========

Weighted Average Number of
Common and Common Equivalent
Shares Outstanding                                         14,714,000           13,178,000           14,513,000           13,085,000
                                                          ===========          ===========          ===========          ===========



     In November 1996, the Company entered into a commitment letter for a three year senior secured revolving credit facility for up to $55 million of borrowings with IBJ Schroder Bank & Trust Company. Under the terms of the proposed revolving credit facility, borrowings will bear interest at the bank's prime rate or 2.25% above LIBOR, whichever is lower. The Company anticipates entering into the credit facility by the end of November 1996. The credit facility will refinance certain existing indebtedness of the Company, including the indebtedness under the John Hancock Guaranteed Senior Notes and provide for the ongoing working capital needs of the Company.

6.   LEGAL PROCEEDINGS

     See part II, item 1 on page 13.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operating Revenues

     Operating revenues for the three months ended September 30, 1996 increased approximately $6,724,000 or 26% as compared to the same period last year. Operating revenues for the nine months ended September 30, 1996 increased approximately $14,417,000 or 19% as compared to the same period last year. The increase in operating revenues was primarily attributable to the Company's expansion of its Consolidated Advantage Program ("CAP") and the expansion of the "GF Express" program.

     In March 1996, "GF Express" was introduced to offer "next day" and "same day" service to home healthcare dealers of certain strategic home healthcare products, including Temco patient aids, adult incontinence products, wheelchairs, and nutritional supplements. Revenues attributable to GF Express were approximately $4,652,000 and $9,254,000 for the quarter and nine month period ended September 30, 1996, respectively. Based on the results of the operations of "GF Express," the Company plans on expanding the program throughout the United States.

     On September 4, 1996, the Company acquired V.C. Medical Distributors, Inc. ("V.C. Medical"), a regional home healthcare wholesaler located in Puerto Rico. V.C. Medical currently operates as "GF Express - Puerto Rico". Revenues attributable to GF Express - Puerto Rico were approximately $425,000 for the quarter and nine month period ended September 30, 1996.

     During the first quarter of 1996, the Company's inventory buy-back program was introduced to provide an outlet for its customers to eliminate their excess inventory. Under the program, the Company purchases certain excess inventory from its customers, who in turn place additional purchase orders with the Company exceeding the value of the excess inventory purchased. The Company is able to utilize its vast customer base and distribution network to market and distribute the excess inventory through its division, National Medical Excess Corp. ("NME"). Revenues attributable to NME, which was acquired as of July 1, 1995, were approximately $838,000 and $2,085,000 for the quarter and nine month period ended September 30, 1996, respectively.

     The revenue increase was achieved despite the decline in sales to Apria Healthcare Group, Inc. ("Apria") of approximately $1,458,000 and $4,544,000 respectively, for the three and nine months ended September 30, 1996. The Company's supply agreement with Apria expired on December 31, 1995.

Interest and Other Income

     Interest and other income for the three month period ended September 30, 1996 decreased $19,000, as compared to the same period last year. The decrease reflects lower cash balances on hand during this period.

     Interest and other income for the nine month period ended September 30, 1996 increased by $430,000 as compared to the same period last year, primarily due to the gain and royalties related to the sale of the Gentle Expressions(R) breast pump product line and interest income on certain notes receivable.

Cost of Revenues

     Cost of revenues as a percentage of operating revenues decreased for the three and nine months ended September 30, 1996 to 67.5% and 67.8%, respectively, as compared to 68.9% and 68.8% for the same periods last year. The decrease in cost of revenues in both the three and nine month periods is primarily related to the Company's maintenance of selling prices and improved purchasing and manufacturing efficiencies.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of operating revenues for the three months ended September 30, 1996 was 25% as compared to 27% in the same period last year. Selling, general and administrative expenses as a percentage of operating revenues for the nine months ended September 30, 1996 was 26% as compared to 28% in the same period last year. The decrease in both fiscal periods is primarily due to cost reduction programs and the continued efficiencies generated by the Company's investment in new business systems.

Interest Expense

     Interest expense for the three months ended September 30, 1996 increased $16,000 or 3% as compared to the same period last year. For the nine months ended September 30, 1996, interest expense decreased $178,000 or 9% as compared to the same period last year. The increase for the quarter is primarily the result of increased borrowings partially offset by lower interest rates. The decrease for the nine months ended September 30, 1996, is due to lower interest rates and reduced average borrowings as compared to the same period last year.

Net Income

     Income before income taxes for the three and nine months ended September 30, 1996 was $1,742,000 and $4,151,000, respectively, as compared to $463,000 and $637,000 for the same periods last year. The increase in income before income taxes is primarily due to the increase in revenues, an increased gross profit margin, a decrease in selling, general and administrative expenses as a percentage of operating revenues, and the gain realized in the first quarter from the sale of the Gentle Expressions(R) breast pump product line.

     Net income for the three months ended September 30, 1996 was $965,000 as compared to $274,000 for the same period last year. Net income for the nine months ended September 30, 1996 was $2,290,000 as compared to $379,000 for the same period last year. The Company recorded income tax expense of $777,000 and $1,861,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to income tax expense of $189,000 and $258,000 recorded during the same periods last year. As of September 30, 1996, the Company has recorded net deferred tax assets of $1,151,000, primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits.

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

Liquidity and Capital Resources

     The Company had working capital of $36,600,000 at September 30, 1996, as compared to $33,763,000 at December 31, 1995. The increase in working capital is primarily attributable to the cash provided by the Company's net income of $2,290,000, which reflects $2,415,000 of depreciation and amortization expense, partially offset by the reclassification of an additional $1,000,000 of principal related to the John Hancock Guaranteed Senior Notes to reflect the scheduled principal payment of $2,000,000 due in February 1997, and the goodwill in the amount of $1,450,000 acquired in connection with certain acquisitions.

     Cash provided by operations for the nine months ended September 30, 1996 was $1,650,000 as compared to $1,180,000 in the same period last year. The principal reason for the increase in cash provided by operations was the increase in the Company's operating profit.

     The Company anticipates that its current cash balance together with expected cash flow from operations and its new commitment for a credit facility will be sufficient to meet its working capital requirements.

Financing

     At  September   30,  1996,   the  Company  had  a   $16,000,000   unsecured
line-of-credit with its bank, which expires on December 31, 1996. The line is available for direct borrowings in the amount of up to $5,000,000, and provides for commercial letters of credit and bankers' acceptances. Credit availability under this line is subject to the bank's continuing satisfaction with current financial information. The line is guaranteed by the Company's wholly-owned subsidiaries. Interest on direct borrowings is payable at 1% above the bank's prime rate, acceptances are created for a fee of 1-1/2% above the bank's acceptance rate, and the commercial letters of credit commission rate is 3/8% per drawing.

     At September 30, 1996, $12,500,000 had been utilized under the line for acceptances payable. Open letters of credit relating to supplier purchases approximated $2,163,000 at September 30, 1996.

     In November 1996, the Company entered into a commitment letter for a three year senior secured revolving credit facility for up to $55 million of borrowings with IBJ Schroder Bank & Trust Company. Under the terms of the proposed credit facility, borrowings will bear interest at the bank's prime rate or 2.25% above LIBOR, whichever is lower. The Company anticipates entering into the credit facility by the end of November 1996. The credit facility will refinance certain existing indebtedness of the Company, including the indebtedness under the John Hancock Guaranteed Senior Notes and provide for the ongoing working capital needs of the Company.

     On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4,000,000, at an effective interest rate of 8.8%. The loan was used to fund the acquisition of V.C. Medical and for general corporate purposes. Under the terms of the loan, all principal and interest are payable upon the earlier to occur of 45 days after the closing of the Everest & Jennings merger transaction or 45 days after the termination of the transaction. The terms of the Everest & Jennings merger transaction provide that the loan will be converted upon closing of the transaction into a subordinated loan maturing in 2001 with interest payable quarterly at an effective rate of 7.7% per year.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K filed on September 3, 1996 (Date of Event: September 3, 1996).

         Form 8-K filed on September 4, 1996 (Date of Event: September 3, 1996).

         Form 8-K filed on September 17, 1996 (Date of Event: September 4,1996).

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                         (Registrant)



Date:  November 14, 1996                           /s/ Irwin Selinger
                                          --------------------------------------

                                                    Irwin Selinger
                                                   Chairman of the Board,
                                                 and Chief Executive Officer



Date:  November 14, 1996                          /s/ Gary M. Jacobs
                                          --------------------------------------
                                                    Gary M. Jacobs
                                               Vice President - Finance
                                          Chief Financial and Accounting Officer