Form 10-K405
period 1996-12-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1997-03-31
CIK 709136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     Commission File No.: 1-8801

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    11-2578230
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

 400 Rabro Drive East, Hauppauge, New York                11788
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (516) 582-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Stock, par value $.025 per share           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  |X|       No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Based on the closing price on March 20, 1997, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $170,069,266.

     As of the close of business on March 20, 1997, the registrant had 18,926,460 shares of common stock outstanding, of $.025 par value each.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, incorporated by reference into Part III hereof.

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                     PART I

Item 1. Business:

The Company

     Graham-Field Health Products, Inc. and its wholly owned subsidiaries (collectively, the "Company") manufacture, market and distribute medical, surgical and a broad range of other healthcare products into the home healthcare and medical/surgical markets through a vast dealer network consisting of approximately 18,500 customers in North America. The Company also markets and distributes its products throughout Europe, Central and South America, and Asia. The acquisition of Everest & Jennings International Ltd. ("Everest & Jennings") on November 27, 1996 has positioned the Company as one of the leading manufacturers of durable medical equipment in North America.

     The Company's long-term strategic objective is to become the leading provider of medical products to the rapidly growing home healthcare and medical/surgical markets by offering the broadest product line in the industry, single-source purchasing and technologically advanced, cost-effective delivery systems. The cornerstone of the Company's sales and marketing strategy is the Company's Consolidation Advantage Program ("C.A.P."). Through C.A.P., the Company strives to become the most efficient, reliable low-cost provider of medical products by offering its customers the ability to significantly reduce their operating costs by consolidating the purchase of multiple product lines through a single source. C.A.P. significantly improves the level of service to the Company's customers by streamlining the purchasing process, decreasing order turnaround time, reducing delivery expenses, and providing on-demand inventory.

     The Company markets and distributes approximately 23,000 products under its own brand names and under suppliers' names throughout the United States, Canada, Mexico, Europe, Central and South America, and Asia. The Company believes that no single competitor serving the Company's markets offers as broad a product range as the Company. The Company maintains distribution and manufacturing facilities throughout the United States, Canada, Mexico and Puerto Rico. The Company's products are marketed to approximately 18,500 customers, principally hospital, nursing home, physician and home healthcare dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies and home-shopping related businesses. During the five years ended December 31, 1996, the number of products offered by the Company expanded from approximately 19,000 to approximately 23,000. The expansion of the number of products offered is primarily the result of an increase in the number of distributorship agreements with suppliers and acquisitions of other companies and product lines.

     The Company's principal products and product lines include durable medical equipment (such as wheelchairs, homecare beds, ambulatory aids, bathroom and safety equipment), sphygmomanometers (blood pressure measuring devices), stethoscopes, ECG instruments, electronic thermometers, infrared heat treatment devices, adult incontinence products, nutritional supplements, specialty cushions and mattresses for the treatment and prevention of pressure sores, medicated and rubber elastic bandages, respiratory equipment and supplies, urologicals, ostomy products, wound care products, infection control products, first aid supplies, laboratory supplies, antiseptics, topical anesthetics and sterile disposable medical products. By offering a wide range of products from a single source, the Company enables its customers to reduce their costs associated with the purchasing process, including transaction, freight and inventory expenses. During the year ended December 31, 1996, approximately 28% of the Company's revenues were derived from products manufactured by the Company, approximately 18% of the Company's revenues were derived from imported products, and approximately 54% from products purchased from domestic sources, which includes products purchased from Everest & Jennings prior to the acquisition. As used herein, the term "product" means a Company stockkeeping unit.

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

Everest & Jennings International Ltd.

Acquisition of Everest & Jennings

     On November 27, 1996, the Company acquired Everest & Jennings in a merger transaction. Through its subsidiaries, Everest & Jennings manufactures one of the broadest wheelchair product lines in the world, and distributes homecare beds. Everest & Jennings is one of the largest manufacturers of wheelchairs in North America and, with its Canadian and Mexican subsidiaries, holds a material share of the North American wheelchair market. Everest & Jennings' principal subsidiaries include Everest & Jennings, Inc. ("E&J") located in Earth City, Missouri; Everest & Jennings Canadian Limited ("Everest & Jennings Canada") located in Toronto, Canada; and Everest & Jennings de Mexico, S.A. de C.V. ("Everest & Jennings Mexico") located in Guadalajara, Mexico. Each of Everest & Jennings' subsidiaries manufactures wheelchairs and wheelchair parts.

     The Company believes that the combination of Everest & Jennings' manufacturing operations with the Company's cost-effective delivery systems and advanced technology systems will increase the Company's presence in the home healthcare market with a greater level of service and efficiency, and a broader portfolio of products. The coordination of the manufacturing and distribution of the wheelchair and homecare bed product lines, which represent the leading product lines in the home healthcare market, will enhance the Company's position as the leading "one-stop-shop" distributor in the medical products industry. The Everest & Jennings name, a symbol of quality for more than 50 years, has enabled the Company to introduce its Temco home healthcare product line and other proprietary product lines into the rehabilitation marketplace, a virtually untapped marketplace for the Company in the past.

Dependence on Key Supply Contracts

     Everest & Jennings' business is heavily dependent on its maintenance of two key supply contracts. Everest & Jennings obtains the majority of its homecare wheelchairs and wheelchair components pursuant to an exclusive supply agreement (the "Exclusive Wheelchair Supply Agreement") with P.T. Dharma Polimetal ("P.T. Dharma"), an Indonesian manufacturer certified under the standard quality systems of ISO 9001. The term of this agreement extends until December 31, 1999, and on each January 1 thereafter shall be automatically extended for one additional year unless Everest & Jennings elects not to extend or Everest & Jennings has failed to order at least 50% of the contractually specified minimums and the manufacturer elects to terminate. If the Exclusive Wheelchair Supply Agreement with P.T. Dharma is terminated, there can be no assurance that Everest & Jennings will be able to enter into a suitable supply agreement with another manufacturer. In addition, Everest & Jennings obtains homecare beds for distribution pursuant to a supply agreement (the "Bed Supply Agreement") with Healthtech Products, Inc. ("Healthtech"), a wholly-owned subsidiary of Invacare Corporation (which is a major competitor of Everest & Jennings), which is scheduled to expire on October 15, 1997. Although the Company is in the process of securing alternative sources of supply with other manufacturers, there can be no assurance that arrangements as favorable as the current supply contract will be obtainable.

Wheelchairs

     Everest & Jennings develops, designs, manufactures and markets wheelchairs into two primary categories -- rehabilitation and homecare.

     The rehabilitation market is characterized by individual needs, ongoing product innovation and government reimbursement levels. Rehabilitation products are more sophisticated, command higher prices and support a higher price margin structure. Most rehabilitation chairs are sold through rehabilitation dealers working in conjunction with therapists who prescribe the products for end users.

     The homecare market is characterized by lower priced, commodity products and includes significant institutional sales. Typically, end users are geriatrics, those temporarily disabled or individuals with long-term disabilities who are living at home. Funding for the homecare market is through private insurance or state and federal programs. Everest & Jennings' homecare chairs are sold directly through homecare dealers, as well as selected distributors selling to hospitals and nursing homes.

     Everest & Jennings develops, designs, manufactures and markets state-of-the-art wheelchairs including ultra-lightweight wheelchairs in Everest & Jennings' Vision product line. Everest & Jennings continues to invest in the development of its rehabilitation wheelchair lines, both power and manual, with primary focus on products that are well matched to user needs and reimbursement levels and are easier to manufacture and support. During 1996, Everest & Jennings continued to launch new products, primarily in the rehabilitation market, as well as in new wheelchair market segments. Three new power wheelchairs were introduced in 1996. The new Lancer 2000 was launched mid-year as Everest & Jennings' new flagship, power wheelchair. In addition, the Metropower was launched earlier in the year as a lower cost alternative to the more sophisticated traditional, power wheelchair line of Everest & Jennings. The Sabre product line of wheelchairs, which was initially launched in 1995, was further expanded with the addition of a lower cost model, the Sabre LTD. In the manual rehabilitation product category, the Metro model was improved and formed the basis for several new products using the same design architecture. The Metro LX and Metro GT were added in 1996 to offer additional product features at slightly higher price and reimbursement points.

     The Company estimates that the aggregate domestic wheelchair market approximates $350 million with the total North American market slightly larger at approximately $425 million. The Company believes it has a material share of these combined markets.

Homecare Beds

     Homecare beds generally are sold to the same homecare dealer network that purchases durable medical equipment. A patient who is discharged from a hospital or other institution may rent a homecare bed to aid in their recovery. Accordingly, dealers primarily retain homecare beds in a rental fleet. In addition, Everest & Jennings offers heavy-duty, rehabilitation beds to complement its other homecare products.

     The Company estimates that the aggregate domestic market for homecare beds is approximately $60 million. The Company believes it has a material share of the domestic homecare bed market.

International Operations

     The Canadian market is served through Everest & Jennings Canada, while the Central and South American markets are served through Everest & Jennings Mexico. Although Everest & Jennings in the past has not placed great emphasis on expanding its markets beyond North America, the Company believes that there are significant opportunities for increased growth of the Everest & Jennings' product line in foreign markets.

Product Research and Development

     Everest & Jennings continuously seeks to improve the quality, performance and reliability of its products to meet the needs of its customer base. Everest & Jennings has a design staff and research and development organization located in northern California. The Everest &

Jennings Design Center is responsible for new product design for Everest & Jennings, and conducts sponsored research and development activities.

Products

     The Company manufactures, markets and distributes approximately 23,000 healthcare products under its own brand names and under suppliers' names. The Company's products are marketed to approximately 18,500 customers, principally hospital, nursing home, physician and home healthcare dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies and home-shopping related businesses. For each of the three years during the period ended December 31, 1996, substantially all of the Company's revenues were derived from sales of products.

     Product lines marketed by the Company include durable medical equipment (such as wheelchairs, homecare beds, ambulatory aids, bathroom and safety equipment) sphygmomanometers (blood pressure measuring devices), stethoscopes, ECG instruments, electronic thermometers, infrared heat treatment devices, adult incontinence products, nutritional supplements, specialty cushions and mattresses for the treatment and prevention of pressure sores, medicated and rubber elastic bandages, respiratory equipment and supplies, urologicals, ostomy products, wound care products, infection control products, first aid supplies, laboratory supplies, antiseptics, topical anesthetics and sterile disposable medical products.

     Sales of the Company's line of sphygmomanometers accounted for 7%, 11% and 14% of the Company's annual revenues during the years ended December 31, 1996, 1995 and 1994, respectively. The Company's lines of incontinence products; wound care and ostomy products; bathroom safety equipment; wheelchairs and ambulatory aids accounted for approximately 8%, 7%, 6%, 6% and 5%, respectively, of the Company's annual revenues in 1996. No other product line or product accounted for more than 5% of annual revenues. Approximately 4% of all products offered by the Company during each of the years ended December 31, 1996, 1995 and 1994, respectively, accounted for approximately 80% of annual revenues in each such year. The number of products marketed by the Company increased from approximately 19,000 in 1991 to approximately 23,000 in 1996.

Sales and Marketing

     The Company markets its products to approximately 18,500 customers, principally medical/surgical supply dealers and home healthcare retailers and wholesalers, which include drug store chains and home-shopping related businesses. The Company's products are marketed and distributed throughout the United States, Canada, Mexico, Europe, Central and South America and Asia. The Company's North American distribution network includes primary points of distribution located in Hauppauge, New York; St. Louis, Missouri; Jacksonville, Florida; Santa Fe Springs, California; Toronto, Canada; and Guadalajara, Mexico. Secondary points of distribution include Graham-Field Express satellite facilities located in Mount Vernon, New York, Dallas, Texas, and San Juan, Puerto Rico.

     The Company's automated "paperless" warehouse and distribution center located in St. Louis, Missouri (the "St. Louis Facility") is a "state-of-the-art" facility designed by IBM. The St. Louis Facility incorporates sophisticated software and hardware technologies, and provides for the highest quality levels of customer service, delivery cycles, inventory turnover and distribution efficiency within the medical products industry. The St. Louis Facility ranks as one of the most technologically advanced distribution centers in the industry.

Graham-Field Express

     The Company provides "same-day" and "next-day" service to home healthcare dealers of strategic home healthcare products, including Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements, and other freight intensive and time sensitive products through its satellite Graham-Field Express facilities. On March 7, 1996, the Company introduced its innovative Graham-Field Express program in the metropolitan New York area, which provides one of the most personalized service alternatives in the healthcare industry. Graham-Field Express enables customers to reduce inventory costs and eliminate warehousing and other costs associated with the purchasing process. On September 5, 1996, the Company opened its second Graham-Field Express facility through its acquisition of V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products located in Puerto Rico, which currently operates as Graham-Field Express (Puerto Rico). On January 29, 1997, the Company opened its third Graham-Field Express facility in Dallas, Texas, which currently operates as Graham-Field Express (Dallas). Graham-Field Express supplements the Company's vast distribution network, enabling the Company to compete more aggressively in the home healthcare market. The Company plans to open an additional three (3) to four (4) Graham-Field Express sites in 1997 and eight
(8) in 1998. A new Graham-Field Express location is scheduled to open in Baltimore, Maryland in April 1997. By late 1999, the Company plans to have a total of approximately twenty-five (25) Graham-Field Express locations serving all of the major U.S. markets.

Drop-Ship Programs

     The Company has developed a seamless distribution program to enable orders to be shipped from Graham-Field's distribution facilities to end users on behalf of its customers. The Company's customers realize significant benefits from the Company's drop-ship program by significantly reducing their operating costs by eliminating the receiving and shipping process and inventory carrying costs, while reducing the product delivery time to end-users. Initially, the program will operate from the Company's distribution center located in St. Louis Facility. The Company plans to expand the drop-ship program to cover all major U.S. markets.

Sales and Marketing

     The Company's sales force presents its C.A.P. program to customers as a means of reducing their operating costs associated with the purchasing process by consolidating purchases of multiple products through a single supplier - the Company. Other benefits realized under C.A.P. include decreased order turnaround time, reduced delivery expenses associated with the consolidation of purchase orders, on-demand inventory for customers, which reduce customer warehousing costs, and reduced administrative costs and expenses through the streamlining of the purchasing process. The Company's sales representatives meet with customers to analyze individual customer's needs and to demonstrate cost reducing opportunities made possible by the C.A.P. program.

     The Company's domestic sales and marketing strategies are developed on a market-by-market basis through two primary business units: Medical/Surgical and Home Healthcare. While the Company's sales and marketing strategies are developed and conducted on a business unit basis, the sale of the Company's products overlap all business units.

     The Medical/Surgical business unit customer base consists of medical/surgical supply dealers who service hospitals, nursing homes, acute care facilities, out-patient surgicenters, physicians and other healthcare facilities. The Home Healthcare business unit customer base includes durable medical equipment suppliers, home healthcare equipment suppliers, respiratory supply dealers, specialty retailers, independent pharmacies, and catalog companies. The Home Healthcare business unit markets the Company's consumer products to retailers who distribute products to the consumer market, including drug store chains, mass merchandisers, department stores and home-shopping related businesses. In general, the dealers, wholesalers and retailers to whom the Company markets its products also sell other medical products, some of which compete with the Company's products.

     The Company's sales and marketing sales force is directed by a sales management team consisting of an Executive Vice President of Sales and Marketing, a Vice President of the Medical/Surgical business unit, a Vice President of the Home Healthcare business unit, a Vice President of Sales of Everest & Jennings, a Vice President of International Sales, and a President of Graham-Field (Canada), a newly-formed division of Everest & Jennings Canada. The Vice Presidents of the Home Healthcare and Medical/Surgical business units direct the sales and marketing strategy of the business units and oversee the Company's five (5) regional sales Vice Presidents.

     The international group consists of several in-house sales employees, as well as one representative in Taiwan. The Company's Canadian sales and marketing activities are directed by the President of Graham-Field (Canada), who oversees three (3) regional sales managers, fourteen (14) direct, full-time sales employees and two (2) independent manufacturers representatives.

     The Company's five (5) regional sales Vice Presidents oversee the day-to-day operations of the domestic sales force. The domestic sales force consists of approximately fifteen (15) direct, full-time sales employees and fifty (50) independent manufacturers representatives. The Company's specialty rehabilitation sales force, consisting of approximately forty (40) sales persons, is directed by the Vice President of Sales of Everest & Jennings. Everest & Jennings' specialty rehabilitation sales force conducts training activities for the benefit of dealers and their personnel, physical and occupational therapists, and other healthcare professionals and reimbursement agencies. This training is primarily concerned with the features and benefits of Everest & Jennings' rehabilitation products, and the training also covers the proper fitting and use of wheelchairs and related equipment. The full-time sales employees receive both salary and commission, while the independent manufacturers representatives work solely on commission.

     During 1995, the Company introduced a new corporate campaign to clarify and strengthen the Company's identity, and increase the market presence of its proprietary product lines. As part of the campaign, the Company developed a new packaging theme and catalog, which the Company believes offers its customers the largest selection of healthcare products available from a single catalog. The "Sundry Times", the Company's monthly direct brochure, regarded by customers as one of the most useful purchasing tools in the industry, was redesigned and improved. The Company has also introduced an aggressive print advertising campaign with both product and image ads designed to support the new corporate image. In addition, the Company has introduced new product brochures, an extensive library of product line video tapes, cooperative advertising programs, and sales promotions to reinforce the Company's on-going commitment to satisfy the needs of its customers. A CD-ROM version of the Company's catalog and an Internet interactive website are in the process of being developed.

Customers

     The Company's products are marketed to principally hospital, nursing home, physician and home healthcare dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies and home shopping related businesses. No single customer or buying group accounted for more than 10% of the Company's revenues in 1996.

     The Company's Medical/Surgical business unit markets and sells its products to approximately 4,000 medical and surgical supply dealers. The Company believes that it sells to all significant medical and surgical supply dealers. The dealers in turn sell the Company's products principally to physicians, hospitals, nursing homes and other healthcare facilities.

     The Home Healthcare business unit markets and sells its products to approximately 14,500 customers which consist of durable medical equipment suppliers, home healthcare equipment suppliers, respiratory supply dealers, specialty retailers and independent pharmacies. The Company believes that it transacts business with substantially all of the significant home healthcare dealers in the United States. The Home Healthcare business unit also markets and sells its products to the consumer market consisting of drug store chains, mass merchandisers, department stores, and home shopping related businesses. Consumers who purchase from such customers of the Company usually do so upon the advice of physicians, hospital discharge planners, nurses or other professionals.

Product Sources

     During the year ended December 31, 1996, approximately 28% of the Company's revenues were derived from products manufactured by the Company, approximately 18% of the Company's revenues were derived from imported products, and approximately 54% from products purchased from domestic sources, which includes products purchased from Everest & Jennings prior to the acquisition.

     The Company is heavily dependent on its maintenance of two key supply contracts. Everest & Jennings obtains the majority of its homecare wheelchairs and wheelchair components under the Exclusive Wheelchair Supply Agreement with P.T. Dharma Polimetal. If the Exclusive Wheelchair Supply Agreement with P.T. Dharma is terminated, there can be no assurance that Everest & Jennings will be able to enter into a suitable supply agreement with another manufacturer. In addition, Everest & Jennings obtains homecare beds for distribution pursuant to the Bed Supply Agreement with Healthtech, which is scheduled to expire on October 15, 1997. Although the Company is in the process of securing alternative sources of supply with other manufacturers, there can be no assurance that arrangements as favorable as the current supply agreement will be obtainable.

     The Company purchases products from approximately 1,200 domestic and foreign suppliers. The Company has entered into exclusive and non-exclusive distribution agreements with a number of its domestic and foreign suppliers. Under such agreements, suppliers may designate the markets into which the Company can sell the products and may stipulate minimum annual sales volumes which are to be achieved by the Company. Most of the distribution agreements are cancelable by either party upon one to six months' notice. The Company does not believe that cancellation of any such agreements would have a material adverse effect on the Company, because comparable products are obtainable from alternative sources upon acceptable terms.

     The Company currently purchases a substantial portion of its sphygmomanometers and stethoscopes from a limited number of suppliers in the Far East. In addition, the Company sources component parts for sphygmomanometers and stethoscopes and assembles such products in its facility located in Hauppauge, New York.

     Principal products produced by the Company are EVEREST & JENNINGS(R) wheelchairs, SMITH & DAVIS(R) homecare beds, LABTRON(R) stethoscopes and blood pressure instruments, JOHN BUNN(R) respiratory aid products, MEDICOPASTE(R) medicated bandages, rubber elastic bandages, SURVALENT(R) electronic thermometry systems, silver nitrate applicators, examination lamps and sterile packages under the MSP(R) label, GRAFCO(R) medical supplies, including silver nitrate applicators and examination lamps, the TEMCO(R) product line of patient aids, bathroom safety equipment and patient room equipment, and Aquatherm specialty cushions and mattresses for the treatment and prevention of pressure sores.

Patents and Trademarks

     The Company believes that its business is dependent in part on its ability to establish and maintain patent protection for its proprietary technologies, products and processes, and the preservation of its trade secrets. The Company currently holds a number of United States patents relating to the EVEREST & JENNINGS(R) and TEMCO(R) product lines. In addition, the Company holds certain international patents relating to the components of its SURVALENT(R) electronic thermometry system. Other companies may provide similar products which may not be covered by the Company's issued patents. The Company must operate without infringing upon the proprietary rights of other parties. There can be no assurance that any United States or international patents issued or licensed to the Company will not be successfully challenged, invalidated or circumvented, or that patents will be issued in respect of patent applications to which the Company currently holds rights. In addition, the Company distributes certain patented products pursuant to licensing arrangements. In the event a licensing arrangement is terminated, the Company may not be able to continue to distribute the patented product. The Company believes that any such termination will not have a material adverse effect on the business of the Company, because products comparable to those currently distributed under such licensing arrangements are obtainable from other sources upon acceptable terms.

     The Company has registered a significant number of trademarks in the United States, including, but not limited to, "GRAHAM-FIELD," "EVEREST & JENNINGS," "SMITH & DAVIS," "JOHN BUNN," "BRISTOLINE," "SURVALENT," "MEDICOPASTE BANDAGE," "HEALTHTEAM," "LABTRON," "GRAFCO," "TEMCO" and "TENDERCLOUD."

Product Liability

     Although the Company maintains product liability insurance, there can be no assurance that such coverage will be adequate to protect the Company from liabilities it may incur. Product liability insurance is expensive and there can be no assurance that the Company will be able to continue to obtain and maintain insurance at acceptable rates. Potential losses from any possible future liability claims and the effect which product liability litigation may have on the reputation and marketability of the Company's products could have a material adverse effect on the Company's business and financial condition.

Government Regulation

     The healthcare industry is affected by extensive government regulation and funding at the federal and state levels. Changes in regulations and healthcare policy occur frequently and may impact the size and growth potential of the Company and profitability of products sold by the Company in each market. Although the Company is not a direct provider under Medicare and Medicaid, the Company's products are sold to its customers, many of which are providers under these programs and which depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare and Medicaid regulations may adversely impact the Company's revenues and collections indirectly by reducing the reimbursement rate received by the Company's customers. The reduction in reimbursement rates will place downward pressure on prices charged for the Company's products sold to customers subject to Medicare and Medicaid reimbursement programs. The Company believes that its C.A.P. program will enable customers to respond to the reduction in reimbursement rates by consolidating the purchase of multiple product lines through a single supplier - the Company.

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

     The Company uses the services of an unaffiliated outside firm to sterilize its GRAFCO(R) tampons and MSP(R) product line and tests of sterility are conducted by an unaffiliated laboratory. Records of sterilization and related tests are kept by the Company. The Company has also engaged the services of an outside consulting firm to monitor the quality control program in force to ensure that all manufactured products and supplier products comply with FDA requirements. The Company's outside consultants are in the process of implementing ISO 9001 certification on a company-wide basis, which will enhance the Company's overall standard quality systems, and enable the Company to comply with European regulatory requirements.

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

Competition

     The Company competes with many other manufacturers and distributors who offer one or more products competitive with the Company's products; however, the Company believes that no single competitor serving the Company's markets offers as broad a product range as the Company. The Company's principal means of competition are the breadth of its product range, quality, price and speed of delivery. The C.A.P. program enables the Company to compete by offering customers reduced operating costs associated with purchasing by consolidating purchases of multiple products. With respect to the Company's Everest & Jennings wheelchairs and Smith & Davis homecare beds, the Company's primary competitors include Invacare Corporation, Sunrise Medical Corporation and Fuqua Enterprises. Competition for the sale of wheelchairs and homecare beds is intense and is based on a number of factors, including quality, reliability, price, financing programs, delivery and service. The Company believes that the quality, reputation and recent technological advances relating to its Everest & Jennings wheelchairs and Smith & Davis homecare beds are favorable factors in competing with other manufacturers. Many of the Company's competitors have substantially greater financial and other resources than the Company.

Employees

     As of March 8, 1997, the Company had 1,421 employees of which seven were executive officers, 268 were administrative and clerical personnel (of which 12 were part-time employees), 204 were sales, marketing and customer service personnel (of which four were part-time employees) and 942 were manufacturing and warehousing personnel (of which 43 were part-time employees).

     The Company is a party to five (5) collective bargaining agreements covering the Company's facilities located in Hauppauge, New York; Passaic, New Jersey; Earth City, Missouri; Ontario, Canada; and Guadalajara, Mexico. The collective bargaining agreements cover approximately 620 employees. The collective bargaining agreements for Hauppauge, New York; Passaic, New Jersey; Earth City, Missouri; Ontario, Canada; and Guadalajara, Mexico are scheduled to expire on September 30, 1997, July 27, 1999, September 13, 1999, July 24, 1998 and December 31, 1997, respectively.

     The Company has never experienced an interruption or curtailment of operations due to labor controversy, except for a three-day period during the summer of 1993 in which the Company experienced a strike at its Passaic, New Jersey facility, which did not have a material adverse effect on the Company's operations. The Company considers its employee relations to be satisfactory.

Business Combinations

     The Company has had an active acquisition program from its inception, and has completed 14 acquisitions since 1981. The Company focuses on acquisitions which enable the Company to increase its market share, expand its existing product lines, consolidate manufacturing and distribution facilities, and enable the Company to enter into new markets and complement the Company's existing business. Among other acquisitions, in 1983 the Company acquired Labtron, Inc. and in 1985 it acquired Graham-Field, Inc., both of which form the core of the Company's current business.

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

     On April 27, 1992, the Company acquired certain assets of ConvaTec, a division of E.R. Squibb & Sons, Inc. ("Bandage"), for a purchase price of $369,000 in cash. In connection with the acquisition, the Company assumed certain liabilities of Bandage, and entered into a long-term lease for Bandage's manufacturing facility located in Central Falls, Rhode Island. See "Properties." The assets acquired by the Company included substantially all of the assets used by Bandage in the business of manufacturing elastic bandages.

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

     On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical for a purchase price consisting of $1,703,829 in cash, and the issuance of 32,787 shares of common stock of the Company, valued at $7.625 per share representing the closing market price of the common stock of the Company on the last trading day immediately prior to the closing. In addition, the Company assumed certain liabilities of V.C. Medical in the amount of $296,721. Under the terms of the transaction, in the event the pre-tax income of the acquired business equals or exceeds $1,000,000 during the twelve (12) months following the closing date, an additional $500,000 in cash will be paid to V.C. Medical. The shares were delivered into escrow, and will be held in escrow until February 4, 1998, subject to any claims for indemnification or purchase price adjustments in favor of the Company.

     On November 27, 1996, the Company acquired Everest & Jennings in a merger transaction. In the merger, each share of the common stock of Everest & Jennings, other than shares of the common stock of Everest & Jennings cancelled pursuant to the merger, was converted into the right to receive .35 shares of the common stock of the Company. In connection with the merger, 2,522,691 shares of common stock of the Company were issued in exchange for the common stock of Everest & Jennings. The Company's common stock was valued at $7.64 per share, which represented the average closing market price of the Company's common stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the merger agreement.

     In addition, in connection with, and at the effective time of the merger:

     (i) BIL (Far East Holdings) Limited, a Hong Kong corporation and the majority stockholder of Everest & Jennings ("BIL"), purchased 1,922,242 shares of common stock of the Company (valued at $7.64 per share) for $24,989,151, representing an amount equal to the outstanding principal and interest on Everest & Jennings' indebtedness to Hong Kong and Shanghai Banking Corporation Limited, which indebtedness (the "HSBC Indebtedness") was guaranteed by BIL. The proceeds of such stock purchase were contributed by the Company to Everest & Jennings immediately following the merger and used to discharge the HSBC Indebtedness.

     (ii) The Company issued $61 million stated value of a new Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") to BIL in exchange for certain indebtedness of Everest & Jennings owing to BIL and shares of E&J preferred stock owned by BIL. The Series B Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the common stock of the Company and the Series C Preferred Stock (as defined below), is not subject to redemption and is convertible into shares of the common stock of the Company (x) at the option of the holder thereof, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (y) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (z) automatically on the fifth anniversary of the date of issuance at a conversion price of $15.50 per share. Such conversion prices are subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series B Preferred Stock was $28,200,000.

    (iii) BIL purchased for cash $10 million stated value of a new Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), the proceeds of which are available to the Company for general corporate purposes. The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the common stock of Company and the Series B Preferred Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the common stock of the Company automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series C Preferred Stock was $3,400,000.

     (iv) Certain indebtedness in the amount of $4 million owing by the Company to BIL was exchanged for an equal amount of unsecured subordinated indebtedness of the Company maturing on April 1, 2001 and bearing interest at the effective rate of 7.7% per annum.

     On February 28, 1997, Everest & Jennings Canada acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. ("Motion 2000") and its wholly-owned subsidiary, Motion 2000 Quebec Inc. ("Motion Quebec"), for a purchase price equal to Cdn. $2.9 million (Canadian dollars), or approximately $2.15 million in U.S. dollars. The purchase price was paid by the issuance of 187,733 shares of the common stock of the Company valued at $11.437 per share, of which 28,095 shares were delivered into escrow. The purchase price is subject to adjustment if the final determination of the closing date net book value of the assets acquired by Everest & Jennings Canada is equal to or less than Cdn. $450,000 (Canadian dollars), or approximately $333,000 in U.S. dollars. All of the escrowed shares will be held in escrow until the earlier to occur (the "Initial

Release Date") of June 28, 1997, or the final resolution of the purchase price. On the Initial Release Date, a portion of the escrowed shares will be released in an amount equal to the difference between (i) 28,095 shares and (ii) the sum of the number of (x) any escrowed shares subject to any indemnification claims,
(y) any escrowed shares used to satisfy any adjustment to the purchase price, and (z) 18,729 shares. The balance of the escrowed shares will be released on December 31, 1997, subject to any claims for indemnification.

     On March 7, 1997, E&J acquired Kuschall of America, Inc. ("Kuschall"), a manufacturer of pediatric wheelchairs, high-performance adult wheelchairs and other rehabilitation products, for a purchase price of $1,510,000, representing the net book value of Kuschall. The purchase price was paid by the issuance of 116,154 shares of the common stock of the Company valued at $13.00 per share, of which 23,230 shares were delivered into escrow. The escrow shares will be released on March 7, 1999, subject to any purchase price adjustments in favor of the Company and claims for indemnification.

     There can be no assurance that any additional acquisitions will be effected.

Item 2. Properties:

     The Company's principal executive offices are located in Hauppauge, New
York.

     The Company's primary domestic distribution centers are located in Hauppauge, New York; St. Louis, Missouri; Santa Fe Springs, California; and Jacksonville, Florida. Additional points of distribution include Graham-Field satellite locations in Mount Vernon, New York; Dallas, Texas; and San Juan, Puerto Rico. The Company's primary manufacturing facilities are located in Passaic, New Jersey; Earth City, Missouri; Clay Falls, Rhode Island; Guadalajara, Mexico; and Toronto, Canada. The manufacturing facilities located in Toronto, Canada and Guadalajara, Mexico are owned by the Company. The Company plans to open a new leased facility in Baltimore, Maryland in April 1997, which will operate as a Graham-Field Express satellite location.

     The Company believes that its facilities are in good repair and provide adequate capacity for the near term growth of the Company's business.

Existing leases for the Company's principal facilities are summarized in the following table.

A. Manufacturing Facilities:

                                         Lease
                         Approx.       Expiration
     Location            Sq. Ft.          Date         Principal Use                  Annual Rent
     --------            -------       ----------      -------------                  -----------

400 Rabro Drive East     105,000        12/31/06       Corporate Office,      $ 934,000  1/01/96 - 12/31/01
Hauppauge, NY                                            Manufacturing,       1,023,000  1/01/02 - 12/31/06
                                                         Distribution

3601 Rider Trail         147,000         7/31/02       Manufacturing,         $ 279,300  1/01/96 - 7/31/97
Earth City, MO                                           Distribution           323,400  8/01/97 - 7/31/02


125 South Street         120,000        12/31/04       Manufacturing,         $ 336,000  1/01/96 - 12/31/99
Passaic, NJ                                              Distribution           360,000  1/01/00 - 12/31/04

131 Clay Street           21,467        12/31/97       Manufacturing,         $  67,555  1/01/96 - 12/31/97
Central Falls, RI                                        Distribution

B. Distribution Facilities:

                                           Lease
                           Approx.       Expiration
     Location              Sq. Ft.          Date         Principal Use                  Annual Rent
     --------              -------       ----------      -------------                  -----------

12055 Missouri             144,000         3/31/07       Warehouse,             $ 504,300  1/01/96 -  3/31/97
  Bottom Road(1)                                           Distribution           561,950  4/01/97 -  3/31/02
St. Louis County, MO                                                              648,400  4/01/02 -  3/31/07

11954 East Washington Blvd  52,810         2/01/02       Warehouse,             $ 228,144  2/01/97 -  8/01/99
Santa Fe Springs, CA                                       Distribution           250,956  9/01/99 -  2/01/02

8291 Forshee Drive          28,255         8/31/99       Warehouse,             $ 112,185  7/01/96 -  8/31/99
Jacksonville, FL                                           Distribution

144 East Kingsbridge        48,000         2/28/99       Warehouse,             $ 162,000  3/01/96 -  2/28/97
Mount Vernon, NY                                           Distribution           180,000  3/01/97 -  2/28/99

Puerto Rico Highway #1      21,600        10/08/99       Warehouse,             $ 114,000 10/08/96 - 10/08/99
Rio Canas Ward                                             Distribution
Caguas, PR

135 Fell Court              30,000        12/31/06       Warehouse              $ 202,500  1/01/96 - 12/31/96
Hauppauge, NY                                                                     222,750  1/01/97 - 12/31/01
                                                                                  240,000  1/01/02 - 12/31/06

7447 New Ridge Road         20,147         4/30/02       Warehouse,             $  90,660  4/15/97 - 4/30/99
Hanover, MD                                                Distribution            95,700  5/01/99 - 4/30/02

1707 Falcon Drive           10,151         7/31/01       Warehouse,             $  35,520  8/01/96 - 7/31/99
DeSoto, TX                                                 Distribution            38,040  8/01/99 - 7/31/00
                                                                                   40,080  8/01/00 - 7/31/01

----------
(1) The lease payments for the St. Louis Facility for the period April 1, 1997 through March 31, 2007 are subject to fluctuations in the consumer price index. In no event shall the base rent exceed the amounts reflected in the table.

Item 3. Legal Proceedings:

     On June 19, 1996, a class action lawsuit was filed on behalf of all stockholders of Everest & Jennings (other than the named defendants) in the Delaware Court of Chancery, following announcement on June 17, 1996 of the original agreement in principle between Everest & Jennings and the Company. The class action names as defendants the Company, Everest & Jennings, Everest & Jennings' directors, and BIL. The class action challenges the transactions contemplated by the original agreement in principle, alleging, among other things, that (i) such transactions were an attempt to eliminate the public stockholders of Everest & Jennings at an unfair price, (ii) BIL will receive more value for its holdings in Everest & Jennings than its minority stockholders, (iii) the public stockholders will not be adequately compensated for the potential earnings of Everest & Jennings, (iv) BIL and the directors of Everest & Jennings breached or aided and abetted the breach of fiduciary duties owed to the stockholders (other than the defendants) by not exercising independent business judgment and having conflicts of interest, and (v) the Company aided and abetted and induced breaches of fiduciary duties by other defendants by offering incentives to members of management, either in the form of continued employment or monetary compensation and perquisites, in exchange for their approval of the merger. The class action seeks to rescind the merger or an award of rescissionary damages if it cannot be set aside, and also prays for an award of compensatory damages. The Company believes that it has valid defenses to the complaint's allegations of wrongdoing, and intends to vigorously defend the lawsuit.

     On May 21, 1996, the Company was sued by Minnesota Mining & Manufacturing Company ("3M") in a claim purportedly arising under federal, state and common law trademark, false advertising, and unfair competition laws, as well as for breach of, and interference with, contracts. 3M alleges that the Company is selling 3M products in violation of federal and state law, and seeks monetary damages in an unspecified amount, as well as injunctive relief against the Company's continued sale of 3M products. The claim was filed in the Southern District of New York. The Company vigorously denies the allegations of 3M's complaint, and has filed an answer denying the allegations of wrongdoing and asserting affirmative defenses. In addition, the Company has asserted counterclaims against 3M under federal antitrust laws, as well as an unfair competition claim. On October 16, 1996, 3M moved to dismiss the Company's antitrust counterclaims. Briefing of the motion has been completed and the parties are awaiting a decision. 3M has proposed a settlement of all claims pursuant to which the Company would, among other things, agree to restrict its purchases of 3M products to certain authorized 3M dealers, and make a payment of no more than $400,000. Although settlement discussions are ongoing, it is not possible to predict the outcome of such discussions.

     Everest & Jennings and its subsidiaries are parties to certain lawsuits and proceedings as described below (the "Everest & Jennings Proceedings"). Under the terms of the Amended and Restated Stockholder Agreement dated as of September 3, 1996, as amended on September 19, 1996, by and among BIL, the Company and Irwin Selinger (the "Stockholder

Agreement"), BIL has agreed to indemnify the Company and its subsidiaries against the Everest & Jennings Proceedings in the event the amount of losses, claims, demands, liabilities, damages and all related costs and expenses (including attorneys' fees and disbursements) in respect of the Everest & Jennings Proceedings exceeds in the aggregate the applicable amounts reserved for such proceedings on the books and records of Everest & Jennings as of September 3, 1996. In view of BIL's obligation to indemnify the Company and its subsidiaries with respect to such proceedings, management does not expect that the ultimate liabilities, if any, with respect to such proceedings, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

     On July 17, 1990, a class action suit was filed in the United States District Court for the Central District of California by a stockholder of Everest & Jennings against Everest & Jennings and certain of its present and former directors and officers. The suit seeks unspecified damages for alleged non-disclosure and misrepresentation concerning Everest & Jennings in violation of federal securities laws. The district court dismissed the complaint on March 26, 1991, and plaintiff filed his first amended complaint on May 8, 1991. The district court again granted a motion to dismiss the entire action on November 26, 1991. Plaintiff then took an appeal to the Ninth Circuit, which reversed the district court's dismissal of the first amended complaint and remanded the case to the district court for further proceedings. On March 25, 1996, the district court granted Plaintiff's motion to certify a class composed of purchasers of the Everest & Jennings' common stock during the period from March 31, 1989 to June 12, 1990. Plaintiff's counsel has not as yet submitted to the court any proposed notice of class certification and, consequently, the members of the class have not been notified that the court has certified the case to proceed as a class action. Everest & Jennings has received and filed responses and objections to a document request, but further action has been deferred to allow the parties to discuss possible settlement. Everest & Jennings has ordered the parties to file and plaintiff's counsel has filed monthly reports on the status of settlement discussions since September 1996. There are numerous defenses which Everest & Jennings intends to assert to the allegations in the first amended complaint if settlement cannot be reached on acceptable terms. Under Everest & Jennings' directors and officers insurance policy, Everest & Jennings has coverage against liabilities incurred by its directors and officers, subject to a self-insured retention of $150,000 (which has been exceeded by defense costs incurred to date). The carrier has contended that fifty percent of the liability and expenses in the case must be allocated to Everest & Jennings, which is not an insured defendant, and fifty percent to the insured former director and officer defendants. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

     Die Cast Products, Inc., a former subsidiary of Everest & Jennings, was named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C.ss.ss.9601 et seq. Everest & Jennings was originally notified of this action on December 10, 1992. A settlement was reached at an October 5, 1995 Mandatory Settlement Conference before Judge Rea in the Federal District

Court of the Central District of California. The state of California has agreed to accept the sum of $2.6 million as settlement for all past costs and future remedial work. Everest & Jennings' share of the settlement with the state of California has amounted to $41,292.30, which sum was paid on January 3, 1997. No further claims or assessments with respect to this matter are anticipated at this time. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

     In March, 1993, E&J received a notice from the U.S. Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, CA. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. An agreement in principle now has been reached between the Casmalia Steering Committee ("CSC") and the EPA for a settlement of the majority of the Casmalia site liability. The Steering Committee represents approximately 50 of the largest volume generators at the Casmalia site. It is anticipated that the agreement will be formalized and embodied in a Consent Decree in the summer and fall of 1997. Pursuant to the settlement, the CSC members are committing to perform and fund Phase I work at the site. It is estimated that the Phase I work being committed to will cost approximately $30 to $35 million dollars and will take three to five years to complete. This cost will be allocated to Steering Committee members based upon their volume of waste sent to the site. Everest & Jennings accounts for 0.8% of the waste. Thus, by participating in the Phase I settlement, Everest & Jennings has committed to payments of approximately $280,000 to be spread over a three to five year period. Pursuant to the settlement, Everest & Jennings will be released from further obligation for thirty (30) years. In addition, the Steering Committee companies are seeking to recover from the owner and operator of the site. Any such recovery will diminish E&J's' payout pursuant to the settlement. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

     In 1989, a patent infringement case was initiated against E&J and other defendants in the U.S. District Court, Central District of California. E&J prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. E&J presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. Following the appeal by the plaintiffs, the case has been remanded to the U.S. District Court, Central District of California, for further consideration. E&J believes that this case is without merit and intends to contest it vigorously. The ultimate liability of E&J, if any, cannot be determined at this time. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

     Following a jury trial on July 15, 1996, a verdict was rendered in the District Court of the First Judicial District of the State of New Mexico in a civil product liability law suit (Chris Trew et al. vs. Smith and Davis Manufacturing Company, Inc., No. SF95-354) against Smith & Davis Manufacturing Company, a wholly-owned subsidiary of Everest & Jennings ("Smith & Davis"), in the amount of $635,698.12 actual damages, prejudgment interest and costs, plus $4 million punitive damages. The suit was instituted on February 25, 1995 by the children and surviving heirs and personal representatives of a nursing home patient in Carlsbad, New Mexico who died on September 28, 1993 after her head became pinned between a bed rail allegedly manufactured by Smith & Davis and her bed. The suit alleged that the bed rail in question was defective and unsafe for its intended purpose, that Smith & Davis was negligent in designing, manufacturing, testing and marketing such bed rails, and that the negligence of the nursing home in question was the proximate cause of decedent's injuries and death. The nursing home reached a settlement with Plaintiffs prior to trial. Judgment was entered on the jury verdict, which bears interest at the rate of 15% from August 30, 1996 until paid. On October 15, 1996, Plaintiffs filed a related case in the Circuit Court of the County of St. Louis, Missouri (Chris Trew, et. al. v. Everest & Jennings, et al., Cause No. 96CC-000456, Division
39), which seeks a declaratory judgment against Everest & Jennings and BIL to pierce their respective corporate veils and holding them jointly and severally liable for the full amount of the New Mexico judgment. On February 26, 1997, the parties agreed in principle to a proposed settlement in which the Plaintiffs would receive $3 million, of which Everest & Jennings estimates that approximately $1.5 million will be paid by Everest & Jennings' insurance carriers, however, Everest & Jennings may seek additional recovery from the insurance carriers. The amounts required to be paid in the proposed settlement in excess of any insurance recoveries will be borne, in whole or in part, by BIL under the indemnification terms and provisions contained in the Stockholder Agreement and/or through the Company's right of offset under the Company's subordinated promissory note to BIL dated as of December 10, 1996 (the "BIL Note"), in the principal amount of $4 million.

     The Company and its subsidiaries are parties to other lawsuits and other proceedings arising out of the conduct of its ordinary course of business, including those relating to product liability and the sale and distribution of its products. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders:

     A special meeting (the "Special Meeting") of the Company's stockholders was held on November 27, 1996 to approve the following matters:

     1. The issuance of shares of capital stock of the Company pursuant to an Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996 and amended as of October 1, 1996, by and among the Company, E&J Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of the Company, Everest & Jennings, and BIL, providing for the merger of Acquisition Corp. with and into Everest & Jennings.

     2. To adopt an amendment to Article FOURTH of the Certificate of Incorporation of the Company (the "Certificate of Incorporation") to increase the number of authorized shares of the common stock of the Company from 40,000,000 shares to 60,000,000 shares.

     3. To adopt an amendment to Article NINTH of the Certificate of Incorporation to require that stockholder action be taken at an annual meeting of stockholders or at a special meeting of stockholders and prohibit stockholder action by written consent.

     4. To adopt an amendment to Article ELEVENTH of the Certificate of Incorporation to, among other things, provide that directors be removed only for cause and only with the approval of the holders of at least 50% of the voting power of the Company entitled to vote generally in the election of directors.

     5. To adopt an amendment to Article TWELFTH of the Certificate of Incorporation to provide that the stockholder vote required to alter, amend, or repeal certain provisions of the Company Bylaws, or to adopt any provision inconsistent therewith, shall be 80% of the voting power of the Company entitled to vote generally in the election of directors.

     6. To approve an amendment to the Company's Incentive Program to increase the maximum number of shares of the common stock of the Company available under the Incentive Program by 900,000 shares.

As of the record date of October 11, 1996, 14,209,895 shares of common stock of the Company were issued and outstanding. Tabulations for the proposals voted at the Special Meeting are set forth below:

                         For                Against/Withheld           Abstain
                         ---                ----------------           -------

Proposal No. 1        8,974,876                  130,669              107,024

Proposal No. 2        9,225,439                  307,202               38,124

Proposal No. 3        7,848,233                1,192,439              171,906

Proposal No. 4        7,164,461                1,866,451              181,657

Proposal No. 5        7,108,604                1,930,334              173,631

Proposal No. 6        8,155,494                  962,591               93,584

All of such proposals were approved at the Special Meeting.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters:

     (a) The Common Stock of the Company is traded on the New York Stock Exchange (Symbol: GFI). The following provides the high and low sales prices for the period from January 1, 1995 through March 20, 1997 as reported on the New York Stock Exchange.

                                   High Sales Price    Low Sales Price
                                   ----------------    ---------------

1995
First Quarter                            4 1/2            3 1/4
Second Quarter                           4 1/4            3
Third Quarter                            4 5/8            3
Fourth Quarter                           4 5/8            3 1/4


1996
First Quarter                            5                3 1/8
Second Quarter                           9 7/8            4 1/4
Third Quarter                            9 1/8            6 1/2
Fourth Quarter                           9 1/2            6 5/8

1997
First Quarter, through
  March 20, 1997                        13 3/4            8 1/2

     (b) As of the close of business on March 20, 1997, the number of holders of record of Common Stock of the Company was 595.

     (c) On December 10, 1996, the Company entered into a syndicated three-year senior secured revolving credit facility (the "Credit Facility") for up to $55 million of borrowings, including letters of credit and banker's acceptances, arranged by IBJ Schroder Bank & Trust Company ("IBJ Schroder"), as agent. The proceeds from the Credit Facility were used to (i) refinance certain existing indebtedness of the Company, including the indebtedness (a) under the terms of the Note and Warrant Agreement dated as of March 12, 1992, as amended (the "John Hancock Note and Warrant Agreement"), with John Hancock Mutual Life Insurance Company ("John Hancock"), and (b) to Chase Manhattan Bank, and (ii) provide for the nationwide roll-out of the Graham-Field Express program and for the ongoing working capital needs of the Company. The credit facility is secured by the Company's receivables, inventory and proceeds thereof.

     Under the terms of the Credit Facility, the Company is prohibited from declaring, paying or making any dividend or distribution on any shares of the common stock or preferred stock of the Company (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of the Company. Notwithstanding the foregoing restrictions, the Company is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due BIL under the terms of the Series B and Series C Preferred Stock in any fiscal year, or (ii) 12.5% of net income of the Company on a consolidated basis, provided, that no event of default shall have occurred
                         --------
and be continuing or would exist after giving effect to the payment of the dividends.

     The Company anticipates that for the foreseeable future any earnings will be retained for use in its business and accordingly, does not anticipate the payment of cash dividends, other than to BIL in accordance with the terms and provisions of the Series B and Series C Preferred Stock.

Item 6. Selected Financial Data:

Selected Financial Data

                                                             Year Ended December 31,
                                                             -----------------------
                                          1996           1995           1994          1993          1992
                                     -------------   ------------  ------------   ------------   -----------
Statement of Operations
Data:
Net Revenues                         $ 127,245,000   $100,403,000  $ 94,501,000   $ 92,552,000   $84,103,000
                                     =============   ============  ============   ============   ===========
(Loss) Income
   before extraordinary item
   and cumulative effect
   of change in accounting
   principle                         $ (12,215,000)  $    738,000  $ (2,356,000)  $ (3,398,000)  $ 1,244,000

Extraordinary item                        (736,000)          --            --             --            --

Cumulative effect of change
   in accounting principle                    --             --            --          530,000          --
                                     -------------   ------------  ------------   ------------   -----------

Net (loss) income                    $ (12,951,000)  $    738,000  $ (2,356,000)  $ (2,868,000)  $ 1,244,000
                                     =============   ============  ============   ============   ===========

Net (loss) income per common share:

Before extraordinary item
   and cumulative effect of
   change in accounting
   principle                         $        (.84)  $        .06  $       (.18)  $       (.26)  $       .10


Extraordinary item                            (.05)          --            --             --            --

Cumulative effect of change
   in accounting principle                    --             --            --              .04          --
                                     -------------   ------------  ------------   ------------   -----------

Net (loss) income per
   common share                      $        (.89)  $        .06  $       (.18)  $       (.22)  $       .10
                                     =============   ============  ============   ============   ===========

Weighted average number of
   common and equivalent
   shares outstanding                   14,574,000     13,332,000    12,879,000     12,796,000    12,719,000
                                     =============   ============  ============   ============   ===========

Selected Financial Data

                                                             Year Ended December 31,
                                                             -----------------------

Balance Sheet Data:                1996             1995                1994             1993              1992
                                ------------      -----------         -----------      -----------       -----------
Current Assets                  $ 94,270,000      $53,979,000         $51,078,000      $47,866,000       $50,887,000
                                ------------      -----------         -----------      -----------       -----------

Current Liabilities             $ 81,865,000      $20,216,000         $22,796,000      $18,601,000       $17,309,000
                                ------------      -----------         -----------      -----------       -----------

Total Assets                    $202,476,000      $99,799,000         $99,494,000      $97,995,000       $97,994,000
                                ------------      -----------         -----------      -----------       -----------

Long-term debt (including
capital leases due after one
year)                           $  6,057,000     $    972,000        $  1,596,000      $ 2,170,000       $ 1,272,000
                                ------------      -----------         -----------      -----------       -----------

Guaranteed Senior Notes (net
   of current maturities)       $    -            $19,000,000         $20,000,000      $20,000,000       $20,000,000
                                ------------      -----------         -----------      -----------       -----------

Stockholders' equity            $112,802,000      $59,611,000         $55,102,000      $57,224,000       $59,324,000
                                ------------      -----------         -----------      -----------       -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements relate to (i) the expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company's customers, (iv) the opening of new distribution and warehouse facilities, including the expansion of the Graham-Field Express program, (v) obtaining regulatory and governmental approvals, (vi) the upgrading of the Company's technological resources and systems and (vii) the retention of the Company's earnings for use in the operation and expansion of the Company's business.

     Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the Company's ability to obtain an alternative source of supply for homecare beds, the termination of the Company's Exclusive Wheelchair Supply Agreement with P.T. Dharma, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, adverse litigation results, the acceptance and quality of new software and hardware products which will enable the Company to expand its business, the acceptance and ability to manage the Company's operations in foreign markets, possible disruptions in the Company's computer systems or distribution technology systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this Annual Report on Form 10-K, and the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4 dated as of October 18, 1996.

     The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, express or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and that in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

Operating Revenues
------------------

     1996 compared to 1995. Operating revenues were $126,715,000 for the year
     ---------------------
ended December 31, 1996, or 27% higher than the year ended December 31, 1995. The increase in operating revenues was primarily attributable to the Company's expansion of its C.A.P. program, the introduction of the Graham-Field Express program, the addition of new product lines and the acquisition of Everest & Jennings on November 27, 1996.

     In March 1996, Graham-Field Express was introduced to offer "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. Revenues attributable to Graham-Field Express were approximately $14,431,000 for the year ended December 31, 1996. The Company plans to open an additional three (3) to four (4) Graham-Field Express sites in 1997 and eight (8) in 1998. A new Graham-Field Express location is scheduled to open in Baltimore, Maryland in April 1997. By late 1999, the Company plans to have a total of approximately twenty-five (25) Graham-Field Express locations serving all of the major U.S. markets.

     On September 4, 1996, the Company acquired V.C. Medical, a regional home healthcare wholesaler located in Puerto Rico. V.C. Medical currently operates as Graham-Field Express (Puerto Rico). Revenues attributable to Graham-Field Express (Puerto Rico) were approximately $1,766,000 for the year ended December 31, 1996.

     On November 27, 1996, the Company completed its acquisition of Everest & Jennings. The Company believes that the combination of Everest & Jennings' manufacturing operations with the Company's cost-effective delivery systems and advanced technology systems will increase the Company's presence in the home healthcare market with a greater level of service and efficiency, and a broader portfolio of products. The coordination of the manufacturing and distribution of the wheelchair and homecare bed product lines, which represent the leading product lines in the home healthcare market, will enhance the Company's position as the leading "one-stop-shop" distributor in the medical products industry. The Everest & Jennings name, a symbol of quality for more than fifty years, has enabled the Company to introduce its Temco home healthcare product line and other proprietary product lines into the rehabilitation marketplace, a virtually untapped marketplace for the Company in the past. Revenues attributable to Everest & Jennings for the period from the date of acquisition to December 31, 1996 were approximately $3,634,000.

     The increase in operating revenues was achieved despite the decline in sales of approximately $5,905,000 to Apria Healthcare Group, Inc. ("Apria") for the year ended December 31, 1996 as compared to the prior year. The Company's supply agreement with Apria expired on December 31, 1995.

     1995 compared to 1994. Operating revenues were $100,113,000 for the year
     ----------------------
ended December 31, 1995, or 6% higher than the year ended December 31, 1994. The increase in operating revenues was primarily attributable to improved service levels, improvements in the Company's distribution network, the development of new sales and marketing programs and the expansion of the Company's product lines. During 1995, the Company introduced over 100 new products including the Temco deluxe four-wheel walkabout, the John Bunn Nebulite II medication compressor and the Labtron automatic wrist blood pressure monitor. In addition, 1995 revenues also included approximately $935,000, net of elimination of intercompany sales, attributable to the acquisition of National Medical Excess Corp., effective as of July 1, 1995.

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

Interest and Other Income
-------------------------

     1996 compared to 1995. Interest and other income increased from $290,000 in
     ----------------------
1995 to $530,000 in 1996. The increase is primarily due to the gain recognized by the Company and royalties received by the Company in connection with the sale of the Gentle Expressions(R) breast pump product line, and interest income on certain notes receivable.

     1995 compared to 1994. Interest and other income increased from $72,000 in
     ----------------------
1994 to $290,000 in 1995. The increase is primarily due to the receipt of approximately $200,000 relating to an insurance recovery and a favorable settlement of a contractual dispute.

Cost of Revenues
----------------

     1996 compared to 1995. Cost of revenues as a percentage of operating
     ----------------------

revenue for 1996 decreased to 68% from 69% in 1995. The decrease is primarily related to the

Company's ability to maintain selling prices while benefiting from improved purchasing and manufacturing efficiencies.

     1995 compared to 1994. Cost of revenues as a percentage of operating
     ----------------------
revenue remained relatively unchanged from the prior year, at 69%. Due to manufacturing efficiencies and improved purchasing activities, the Company maintained its gross profit margin despite increased competition.

Selling, General and Administrative Expenses
--------------------------------------------

     1996 compared to 1995. Selling, general and administrative expenses as a
     ----------------------
percentage of operating revenues decreased to 25% in 1996 from 28% in 1995. The decrease is attributable to a number of factors, including the expansion of the Graham-Field Express program in 1996, which contributes revenue with a lower percentage of selling, general and administrative expenses, as well as continued efficiencies generated by the Company's distribution network.

     1995 compared to 1994. Selling, general and administrative expenses
     ----------------------
decreased $2,576,000 or 9% in 1995. As a percentage of operating revenues, selling, general and administrative expenses decreased to 28% from 32%. The decrease was primarily due to cost reduction programs, the continued efficiencies generated by the Company's distribution network and investments in new business systems, and the non-recurring cost of approximately $1,321,000 recorded in the fourth quarter of 1994.

Interest Expense
----------------

     1996 compared to 1995. Interest expense for 1996 decreased by $164,000 or
     ----------------------
6% as compared to 1995. The decrease is primarily due to lower interest rates on reduced average borrowings.

     1995 compared to 1994. Interest expense increased $26,000 or 1%,
     ----------------------
principally due to an increase in interest rates from the prior year. Interest expense for the last six months of 1995 decreased compared to the same period in the prior year due to a decrease in borrowings during the period. The Company reduced its borrowings as a result of increased earnings, and the net proceeds of $3,471,000 realized from an offshore private placement of 1,071,655 shares of common stock completed in September 1995.

Merger and Other Related Charges
--------------------------------

     1996 compared to 1995. During the fourth quarter of 1996, the Company
     ----------------------
recorded non-recurring charges of $15.8 million related to the acquisition of Everest & Jennings. The charges included $12.8 million associated with the write-off of purchased in-process research and development costs and $3.0 million of non-recurring merger expenses related to severance payments, the write-off of certain unamortized catalog and software costs with no future value, the accrual of costs to vacate certain of the Company's facilities, and the cost of certain insurance policies.

Net (Loss) Income
-----------------

     1996 compared to 1995. Loss before income taxes and extraordinary item was $9,542,000, as compared to income before income taxes of $1,298,000 for the prior year. The loss before income taxes and extraordinary item for 1996 includes certain charges of $15.8 million relating to the acquisition of Everest & Jennings. The charges include $12,800,000 associated with the write-off of purchased in-process research and development costs and $3,000,000 related to the merger expenses.

     Net loss after the charge for the extraordinary item related to the early retirement of the indebtedness underlying the John Hancock Note and Warrant Agreement (the "John Hancock Indebtedness") was $12,951,000 in 1996, as compared to net income of $738,000 for 1995. The extraordinary item of $736,000 (net of tax benefit of $383,000) relates to the "make-whole" payment and write-off of unamortized deferred financing costs associated with the early retirement of the John Hancock Indebtedness.

     Net income, without giving effect to the charges and extraordinary item, was $3,585,000 as compared to $738,000 in 1995. The increase in net income is due to increased revenues, an increase in the gross profit margin and the decrease as a percentage of revenues in selling, general and administrative expenses.

     The Company recorded income tax expense of $2,673,000 for the year ended December 31, 1996, as compared to $560,000 for the prior year. As of December 31, 1996, the Company had a deferred tax asset of $911,000, primarily comprised of net operating loss carryforwards (including those acquired in connection with an acquisition) and investment, research and development, jobs tax and alternative minimum tax credits. The Company has provided a valuation allowance of approximately $400,000 in the fourth quarter of 1996 because certain tax credits are available only through their expiration dates, and only after the utilization of available net operating loss carryforwards. A full valuation allowance has been recognized to offset the deferred assets related to the acquired tax attributes. If realized, the tax benefit for those items will be recorded as a reduction of goodwill. In addition, the Company has provided an additional valuation allowance of $600,000 in the fourth quarter of 1996 as a charge to income tax expense against a portion of the remaining net deferred tax asset at December 31, 1996 due to the recent acquisition of Everest & Jennings. The balance of the deferred tax asset will continue to be evaluated by management as to its realizability on a quarterly basis. The amount of the deferred tax asset considered realizable could be reduced in the near future if estimates of future taxable income during the carryforward period are reduced. Uncertainties which may impact the future realizability but are not expected to occur, include a decline in sales and margins resulting from a possible loss of market share and increased competition.

     1995 compared to 1994. Income before income taxes was $1,298,000 as
     ----------------------
compared to a loss before income taxes of $3,303,000 for the prior year. The increase in income before income taxes is primarily due to the increase in revenues and the decrease in selling, general and administrative expenses.

     Net income was $738,000 as compared to a net loss of $2,356,000 for the prior year. The Company recorded income tax expense of $560,000 for the year ended December 31, 1995, as compared to an income tax benefit of $947,000 for the prior year. As of December 31, 1995, the Company had recorded a deferred tax asset of $3,012,000, primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. At December 31, 1995, based upon the Company's expectation that future taxable income will be sufficient to utilize the carryforwards prior to December 31, 2009, the Company did not record a valuation allowance on the deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards.

     The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources
-------------------------------

     The Company had working capital of $12,405,000, $33,763,000 and $28,282,000 at December 31, 1996, 1995 and 1994, respectively. The decrease in working capital for the period ended December 31, 1996 is primarily attributable to the early retirement of the John Hancock Indebtedness and certain accrued expenses related to the Everest & Jennings acquisition. The Company retired the John Hancock Indebtedness with a portion of the proceeds from the Company's Credit Facility with IBJ Schroder, which borrowings are classified as current liabilities.

     The increase in working capital for the period ended December 31, 1995 is primarily attributable to the cash provided by the Company's net income of $738,000, which reflects $3,260,000 of depreciation and amortization expense. In addition, the Company raised $3,471,000 of additional capital, net of expenses, through an offshore private placement of 1,071,655 shares of its common stock completed in September 1995.

     Cash provided by operations for the year ended December 31, 1996 was $3,981,000. The principal reason for the cash provided by operations was the Company's operating income after adjustments for non-cash charges, partially offset by the aggregate increase in accounts receivable and inventory in excess of payables.

Financing
---------

     On December 10, 1996, the Company entered into a Credit Facility for up to $55 million of borrowings, including letters of credit and banker's acceptances, arranged by IBJ Schroder, as agent. The proceeds from the Credit Facility were used to (i) refinance certain existing indebtedness of the Company, including the indebtedness (a) under the John Hancock Note and Warrant Agreement and (b) to The Chase Manhattan Bank and (ii) to provide for working capital needs of the Company. Under the terms of the Credit Facility, borrowings bear interest, at the option of the Company at the bank's prime rate (8.25% at December 31, 1996) or 2.25% above LIBOR, or 1.5% above the bank's bankers' acceptance rate. The Credit Facility is secured by the Company's receivables, inventory and proceeds thereof.

     The Credit Facility contains certain customary terms and provisions, including limitations with respect to the incurrence of additional debt, liens, transactions with affiliates, consolidations, mergers and acquisitions, sales of assets, dividends and other distributions (other than the payment of dividends to BIL in accordance with the terms of the Company's Series B and Series C Cumulative Convertible Preferred Stock). In addition, the Credit Agreement contains certain financial covenants, which become effective as of the end of the fiscal quarter ending June 30, 1997, including a cash flow coverage and leverage ratio, and an earnings before interest and taxes covenant.

     Under the terms of the Credit Facility, the Company is prohibited from declaring, paying or making any dividend or distribution on any shares of the common stock or preferred stock of the Company (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of the Company. Notwithstanding the foregoing restrictions, the Company is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due BIL under the terms of the Series B and Series C Preferred Stock in any fiscal year, or (ii) 12.5% of the net income of the Company on a consolidated basis, provided that no event of default shall have occurred and be continuing or would exist after giving effect to the payment of the dividends.

     On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4,000,000, at an effective interest rate of 8.8%. The loan was used to fund the acquisition of V.C. Medical and for general corporate purposes. On December 10, 1996, the loan was converted into the BIL Note, which matures on April 1, 2001, with interest payable quarterly at an effective rate of 7.7% per year. Under the terms of the BIL Note, the Company has the right to reduce the principal amount of the BIL Note in the event punitive damages are awarded against the Company or any of its subsidiaries which relate to any existing product liability claims of Everest & Jennings and/or its subsidiaries involving a death prior to September 3, 1996.

     On November 27, 1996, the Company acquired Everest & Jennings in a merger transaction. In the merger, each share of the common stock of Everest & Jennings, other than shares of the common stock of Everest & Jennings cancelled pursuant to the merger, was converted into the right to receive .35 shares of the common stock of the Company. In connection with the merger, 2,522,691 shares of common stock of the Company were issued in exchange for the common stock of Everest & Jennings. The Company's common stock was valued at $7.64 per share, which represented the average closing market price of the Company's common stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the merger agreement.

     In addition, in connection with, and at the effective time of the merger:

     (i) BIL purchased for cash 1,922,242 shares of common stock of the Company (valued at $7.64 per share) for $24,989,151, representing an amount equal to the outstanding principal and interest on the HSBC Indebtedness, which was guaranteed by BIL. The proceeds of such stock purchase were contributed by the Company to Everest & Jennings immediately following the merger and used to discharge the HSBC Indebtedness.

     (ii) The Company issued $61 million stated value of the Series B Preferred Stock to BIL in exchange for certain indebtedness of Everest & Jennings owing to BIL and shares of E&J preferred stock owned by BIL. The Series B Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the common stock of the Company and the Series C Preferred Stock (as defined below), is not subject to redemption and is convertible into shares of the common stock of the Company (x) at the option of the holder thereof, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (y) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (z) automatically on the fifth anniversary of the date of issuance at a conversion price of $15.50 per share. Such conversion prices are subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series B Preferred Stock was $28,200,000.

    (iii) BIL purchased for cash $10 million stated value of the Series C Preferred Stock, the proceeds of which are available to the Company for general corporate purposes. The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the common stock of Company and the Series B Preferred Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the common stock of the Company automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series C Preferred Stock was $3,400,000.

     (iv) Certain indebtedness in the amount of $4 million owing by the Company to BIL was exchanged for an equal amount of unsecured subordinated indebtedness of the Company maturing on April 1, 2001 and bearing interest at the effective rate of 7.7% per annum, which was evidenced by the BIL Note.

     On March 4, 1996, the Company sold its Gentle Expressions breast pump product line to The Lumiscope Company, Inc. for a purchase price of $1,000,000, of which $500,000 was paid in cash with the balance in a secured subordinated promissory note in the aggregate principal amount of $500,000, payable over 48 months plus interest at the prime rate of interest plus 1%.

     On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical for a purchase price consisting of $1,703,829 in cash and the issuance of 32,787 shares of common stock valued at $7.625 per share.

     On February 28, 1997, Everest & Jennings Canada acquired substantially all of the assets of Motion 2000 and Motion 2000 Quebec, in consideration of the issuance of 187,733 shares of common stock valued at $11.437 per share.

     On March 7, 1997, E&J acquired all of the capital stock of Kuschall, in consideration of the issuance of 116,154 shares of common stock valued at $13.00 per share.

     The Company anticipates that the cash flow from operations, together with the current cash balance, and the proceeds from the Credit Facility will be sufficient to meet its working capital requirements.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1996

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

FORM 10-K--ITEM 8, ITEM 14(a)(1) and (2) and (d)

GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Graham-Field Health Products, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors...............................................F-2

Consolidated balance sheets--
 December 31, 1996 and 1995..................................................F-3

Consolidated statements of operations--
 Years ended December 31, 1996, 1995 and 1994................................F-5

Consolidated statements of stockholders' equity--
 Years ended December 31, 1996, 1995 and 1994................................F-6

Consolidated statements of cash flows--
 Years ended December 31, 1996, 1995 and 1994................................F-7

Notes to consolidated financial statements--
 December 31, 1996...........................................................F-9

The following consolidated financial statement schedule of Graham-Field Health Products, Inc. and subsidiaries is included in Item 14(d):

Schedule II--Valuation and qualifying accounts..............................F-36

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Graham-Field Health Products, Inc.

We have audited the accompanying consolidated balance sheets of Graham-Field Health Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graham-Field Health Products, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              ERNST & YOUNG LLP


Melville, New York
March 10, 1997

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,

                                                           1996          1995
                                                           ----          ----

ASSETS

Current assets:
    Cash and cash equivalents                         $  1,552,000   $   214,000

    Accounts receivable, less allowance for
       doubtful accounts of $7,207,000 and
       $1,740,000, respectively                         43,651,000    21,936,000

    Inventories                                         45,810,000    29,819,000

    Other current assets                                 3,001,000     1,789,000

    Recoverable and prepaid income taxes                   256,000       221,000
                                                      ------------   -----------

           TOTAL CURRENT ASSETS                         94,270,000    53,979,000



Property, plant and equipment, net                      10,771,000     8,120,000



Excess of cost over net assets acquired, net of
    accumulated amortization of $8,185,000 and
    $7,212,000, respectively                            91,412,000    29,291,000

Investment in leveraged lease                                 --         487,000

Deferred tax assets                                        911,000     3,012,000

Other assets                                             5,112,000     4,910,000
                                                      ------------   -----------

           TOTAL ASSETS                               $202,476,000   $99,799,000
                                                      ============   ===========


See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC AND SUBSIDIARIES

                                                                   December 31

                                                               1996           1995
                                                               ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable to bank                                  $  13,985,000   $  2,100,000

    Current maturities of long-term debt
 and Guaranteed Senior Notes                                  2,016,000      1,578,000

    Accounts payable                                         20,781,000      8,750,000

    Acceptances payable                                      19,800,000      5,000,000

    Accrued expenses                                         25,283,000      2,788,000
                                                          -------------   ------------

                TOTAL CURRENT LIABILITIES                    81,865,000     20,216,000

Long-term debt                                                6,057,000        972,000

Other long-term liabilities                                   1,752,000           --

Guaranteed Senior Notes                                            --       19,000,000
                                                          -------------   ------------

                TOTAL LIABILITIES                            89,674,000     40,188,000

STOCKHOLDERS' EQUITY

Series A preferred stock, par value $.01 per share:
   authorized shares 1,000,000, none issued
Series B preferred stock, par value $.01 per share:
   authorized shares 6,100, issued and outstanding 6,100     28,200,000           --
Series C preferred stock, par value $.01 per share:
   authorized shares 1,000, issued and outstanding 1,000      3,400,000           --
Common stock, par value $.025 per share:
   authorized shares 60,000,000, issued and outstanding
   18,667,588 and 14,082,130, respectively                      467,000        352,000

Additional paid-in capital                                  101,569,000     66,887,000

(Deficit)                                                   (20,667,000)    (7,628,000)

Cumulative translation adjustment                               (12,000)          --
                                                          -------------   ------------

Subtotal                                                    112,957,000     59,611,000

Notes receivable from sale of shares                           (155,000)          --
                                                          -------------   ------------

 TOTAL STOCKHOLDERS' EQUITY                                 112,802,000     59,611,000

Commitments and contingencies
                                                          -------------   ------------

                TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY                   $ 202,476,000   $ 99,799,000
                                                          =============   ============

See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended December 31

                                                     1996           1995          1994
                                                -------------   ------------  ------------
Net revenues:
    Medical equipment and supplies              $ 126,715,000   $100,113,000  $ 94,429,000
    Interest and other income                         530,000        290,000        72,000
                                                -------------   ------------  ------------
                                                  127,245,000    100,403,000    94,501,000

Costs and expenses:
    Cost of revenues                               86,315,000     68,883,000    65,032,000
    Selling, general and administrative            32,180,000     27,566,000    30,142,000
    Interest expense                                2,492,000      2,656,000     2,630,000
    Purchased in-process research &
     development costs                             12,800,000           --            --
    Merger related charges                          3,000,000           --            --
                                                -------------   ------------  ------------

                                                  136,787,000     99,105,000    97,804,000
                                                -------------   ------------  ------------

(Loss) income before income taxes (benefit)
    and extraordinary item                         (9,542,000)     1,298,000    (3,303,000)
Income taxes (benefit)                              2,673,000        560,000      (947,000)
                                                -------------   ------------  ------------
(Loss) income before extraordinary item           (12,215,000)       738,000    (2,356,000)


Extraordinary loss on early retirement of
    debt (net of tax benefit of $383,000)            (736,000)          --            --
                                                -------------   ------------  ------------

        NET (LOSS) INCOME                       $ (12,951,000)  $    738,000  $ (2,356,000)
                                                =============   ============  ============


Net (loss) income per common share:

(Loss) income before extraordinary item         $        (.84)  $        .06  $       (.18)
Extraordinary loss on early retirement of debt           (.05)          --            --
                                                -------------   ------------  ------------
Net (loss) income per common share              $        (.89)  $        .06  $       (.18)
                                                =============   ============  ============

Weighted average number of common and
    common equivalent shares                       14,574,000     13,332,000    12,879,000
                                                =============   ============  ============

See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Series B      Series C        Common Stock        Additional
                                                          Preferred     Preferred     --------------------     Paid-in
                                                Total        Stock         Stock       Shares      Amount      Capital
                                                -----        -----         -----       ------      ------      -------

BALANCE, DECEMBER 31, 1993                  $ 57,224,000                             12,818,186  $  320,000  $62,914,000
  Issuance of common stock on
    exercise of stock options                    192,000                                149,250       4,000      314,000
  Tax benefit from exercise of
    stock options                                 42,000                                   -           -          42,000
  Retirement of Treasury Stock                      -                                   (28,943)     (1,000)    (125,000)
  Net loss                                    (2,356,000)                                  -           -            -
                                            ------------  -----------   -----------  ----------  ----------  ------------
BALANCE, DECEMBER 31, 1994                    55,102,000                             12,938,493     323,000    63,145,000
  Issuance of common stock
    on exercise of stock options                 172,000                                 86,500       2,000       220,000
  Regulation S offering, net                   3,471,000                              1,071,655      27,000     3,444,000
  Tax benefit from exercise of
    stock options                                 38,000                                   -           -           38,000
  Retirement of Treasury Stock                      -                                   (14,518)       -          (50,000)
  Warrants issued in connection with debt         90,000                                   -           -           90,000
  Net income                                     738,000                                   -           -             -
                                            ------------  -----------   -----------  ----------  ----------  ------------
BALANCE, DECEMBER 31, 1995                    59,611,000                             14,082,130     352,000    66,887,000
  Issuance of common stock
    on exercise of stock options                 550,000                                153,255       4,000       711,000
  Issuance of stock in connection
    with acquisitions                         65,809,000  $28,200,000   $ 3,400,000   4,477,720     112,000    34,097,000
  Tax benefit from exercise of
    stock options                                 38,000       -             -             -           -           38,000
  Retirement of Treasury Stock                      -          -             -          (45,517)     (1,000)     (164,000)
  Dividend accrued on Preferred Stock            (88,000)      -             -             -           -             -
  Translation adjustment                         (12,000)      -             -             -           -             -
  Notes receivable from officers
    for sale of shares                          (155,000)      -             -             -           -             -
  Net loss                                   (12,951,000)      -             -             -           -             -
                                            ------------  -----------   -----------  ----------  ----------  ------------
BALANCE, DECEMBER 31, 1996                  $112,802,000  $28,200,000   $ 3,400,000  18,667,588  $  467,000  $101,569,000
                                            ============  ===========   ===========  ==========  ==========  ============

                                                              Treasury Stock          Cumulative
                                                           ----------------------    Translation   Notes Recievable
                                             (Deficit)     Shares        Amount       Adjustment  From Sale of Shares
                                             ---------     ------        ------       ----------  -------------------

BALANCE, DECEMBER 31, 1993                 $ (6,010,000)         0     $       0
  Issuance of common stock on
    exercise of stock options                      -       (28,943)     (126,000)
  Tax benefit from exercise of
    stock options                                  -          -             -
  Retirement of Treasury Stock                     -        28,943       126,000
  Net loss                                   (2,356,000)      -             -
                                           -------------  ----------- -------------   -----------   -----------
BALANCE, DECEMBER 31, 1994                   (8,366,000)         0             0
  Issuance of common stock
    on exercise of stock options                   -       (14,518)      (50,000)
  Regulation S offering, net                       -          -             -
  Tax benefit from exercise of
    stock options                                  -          -             -
  Retirement of Treasury Stock                     -        14,518        50,000
  Warrants issued in connection with debt          -          -             -
  Net income                                    738,000       -             -
                                           -------------  ----------- -------------   -----------   -----------
BALANCE, DECEMBER 31, 1995                   (7,628,000)         0             0
  Issuance of common stock
    on exercise of stock options                   -       (45,517)     (165,000)
  Issuance of stock in connection
    with acquisitions                              -             -          -
  Tax benefit from exercise of
    stock options                                  -             -          -
  Retirement of Treasury Stock                     -        45,517       165,000
  Dividend accrued on Preferred Stock           (88,000)      -             -
  Translation adjustment                           -          -             -         $  (12,000)
  Notes receivable from officers
    for sale of shares                             -          -             -               -       $  (155,000)
  Net loss                                  (12,951,000)      -             -
                                           -------------  ----------- -------------   -----------   -----------
BALANCE, DECEMBER 31, 1996                 $(20,667,000)      0       $        0      $  (12,000)   $  (155,000)
                                           =============  =========== =============   ===========   ===========

See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31,

                                                           1996          1995         1994
                                                      ------------   -----------   -----------
OPERATING ACTIVITIES

Net (loss) income                                     $(12,951,000)  $   738,000   $(2,356,000)

Adjustments to reconcile net (loss) income to net cash used in operating activities:

  Depreciation and amortization                          3,443,000     3,260,000     3,448,000

  Leveraged lease valuation adjustment                        --            --         500,000

  Deferred income taxes                                  2,139,000       519,000      (947,000)

  Provisions for losses on accounts receivable             621,000       448,000       586,000

  Gain on sale of product line                            (360,000)         --            --

  Loss on disposal of property, plant and equipment           --           3,000          --

  Purchased in-process research and
    development cost                                    12,800,000          --            --

  Non-cash amounts included in merger related charges    1,191,000          --            --

  Non-cash amounts included in extraordinary loss          476,000          --            --

  Other                                                       --            --           7,000

  Changes in operating assets and liabilities, net of effects of acquisitions:

     Accounts receivable                                (10,467,000)  (3,034,000)   (3,639,000)

     Inventories, other current assets and
       recoverable and prepaid income taxes             (4,793,000)       44,000    (2,601,000)

     Accounts and acceptances payable
       and accrued expenses                             11,882,000    (5,228,000)    3,485,000
                                                      ------------   -----------   -----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                   3,981,000    (3,250,000)   (1,517,000)


INVESTING ACTIVITIES

Purchase of short-term investments                            --            --       1,998,000

Purchase of property, plant and equipment               (1,017,000)     (610,000)   (1,094,000)

Acquisitions, net of cash acquired                      (4,558,000)     (668,000)         --

Proceeds from the sale
  of property, plant, and equipment                           --          19,000          --

Proceeds from sale of product line                         500,000          --            --

Proceeds from sale of assets under leveraged lease         487,000          --            --

Start up cost related to the St. Louis
  Distribution Center                                         --            --        (171,000)

Notes receivable from officers                            (155,000)         --            --

Net (increase) decrease in other assets                   (228,000)      116,000       (30,000)
                                                      ------------   -----------   -----------

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                  $ (4,971,000)  $(1,143,000)  $   703,000

               GRAHAM-FIELD HEALTH PRODUCTS, INC AND SUBSIDIARIES

                                                     Year Ended December 31

                                                1996         1995          1994
                                           ------------   -----------   -----------
FINANCING ACTIVITIES

Proceeds from notes payable to bank
    and long-term debt                     $ 27,310,000   $ 2,100,000   $ 1,673,000

Principal payments on long-term debt
    and notes payable                       (35,532,000)   (1,257,000)   (1,495,000)

Proceeds on exercise of stock options           550,000       172,000       192,000

Proceeds from issuance of
   common stock, net                               --       3,471,000          --

Proceeds from issuance of preferred stock
   in connection with an acquisition         10,000,000          --            --
                                           ------------   -----------   -----------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                       2,328,000     4,486,000       370,000


INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           1,338,000        93,000      (444,000)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                            214,000       121,000       565,000
                                           ------------   -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                             $  1,552,000   $   214,000   $   121,000
                                           ============   ===========   ===========

SUPPLEMENTARY CASH FLOW INFORMATION:
  Interest paid                            $  2,889,000   $ 2,458,000   $ 2,701,000
                                           ============   ===========   ===========

  Income taxes paid                        $     87,000   $    74,000   $    23,000
                                           ============   ===========   ===========

See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Graham-Field Health Products, Inc. and its wholly-owned subsidiaries (the "Company") manufacture, market and distribute medical, surgical and a broad range of other healthcare products into the home healthcare and medical/surgical markets through a vast dealer network, consisting of approximately 18,500 customers, principally hospital, nursing home, physician and home health care dealers, health care product wholesalers and retailers, including drug stores, catalog companies, pharmacies, and home-shopping related businesses in North America. In addition, the Company has increased its presence in Central and South America, Canada, Mexico, Europe and Asia. The Company markets and distributes approximately 23,000 products under its own brand names and under suppliers' names. For the year ended December 31, 1996, approximately 28% of the Company's revenues were derived from products manufactured by the Company, approximately 18% of the Company's revenues were derived from imported products and approximately 54% were derived from products purchased from domestic sources, which includes products purchased from Everest & Jennings prior to the acquisition.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories: Inventories are valued at the lower of cost or market value. Cost is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out method.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the lesser of the estimated useful lives of the related assets or the lease term, where appropriate.

Excess of Cost Over Net Assets Acquired: Excess of cost over net assets acquired is generally amortized on a straight-line basis over 30 to 40 years. The carrying value of such costs are reviewed by management as to whether the facts and circumstances indicate that an impairment may have occurred. If this review indicates that such costs or a portion thereof will not be recoverable, as determined based on the undiscounted cash flows of the entities acquired over the remaining amortization period, the carrying value of these costs will be reduced by the estimated shortfall of cash flows.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets: Effective January 1, 1996, the Company adopted
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and certain identifiable intangibles that are expected to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the results of operations or financial condition of the Company.

Revenue Recognition Policy: The Company recognizes revenue when products are
---------------------------
shipped, with appropriate provisions for uncollectible accounts and credits for returns.

Buy-Back Program: During the first quarter of 1996, the Company's inventory
-----------------
buy-back program was introduced to provide an outlet for its customers to eliminate their excess inventory. Under the program, the Company purchases certain excess inventory from its customers, who in turn place additional purchase orders with the Company exceeding the value of the excess inventory purchased. The Company is able to utilize its vast customer base and distribution network to market and distribute the excess inventory through its division, National Medical Excess Corp. Substantially all of the medical products purchased by the Company as part of the inventory buy-back program are items not generally offered for sale by the Company. Items repurchased by the Company which are identified as items previously sold by the Company to a customer have been deminimus based on the Company's experience, and have been recorded in accordance with the Company's normal revenue recognition policy.

Income Taxes: The Company and its subsidiaries file a consolidated Federal
-------------
income tax return. The Company uses the liability method in accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss/Income Per Common Share Information: Net loss per common share for 1996
---------------------------------------------
was computed using the weighted average number of common shares outstanding and by assuming the accrual of a dividend of 1.5% on both the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") in the aggregate amount of $88,000. Conversion of the preferred stock and common equivalent shares was not assumed since the result would have been antidilutive. Net income per common share for 1995 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Net loss per common share for 1994 was computed using the weighted average number of common shares outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This standard changes the method of calculating earnings per share and will be effective for periods ending after December 15, 1997. Earlier application is not permitted; however, when adopted, all prior period earnings per share data presented will be required to be restated to conform with the new standard when completed.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee Stock Options: The Company has a stock option program which is more
-----------------------
fully described in Note 9. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's stock option program, options are granted with an exercise price equal to the market price of the underlying common stock of the Company on the date of grant. Accordingly, no compensation expense is recognized in connection with the grant of stock options.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in the financial statement footnotes, proforma net income and per share amounts as if the Company had applied the new method of accounting for all grants made during 1995 and 1996. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123.

Concentration of Credit Risk: The Company manufactures, markets and distributes
-----------------------------
medical, surgical and a broad range of other healthcare products into the home healthcare and medical/surgical markets through a vast dealer network consisting of approximately 18,500 customers, principally hospital, nursing home, physician and home healthcare dealers, healthcare product wholesaler and retailers, including drug stores, catalog companies, pharmacies and home-shopping related business in North America. As a result of the acquisition of Everest & Jennings International Ltd. ("Everest & Jennings") (see Note 2), third party reimbursement through private or governmental insurance programs and managed care programs impacts the Company's customers, which affects a portion of the Company's business. Such impact is not material for 1996. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 to 120 days. Credit losses relating to customers have been consistently within management's expectations.

Concentration of Sources of Supply: Everest & Jennings' business is heavily
-----------------------------------
dependent on its maintenance of two key supply contracts. Everest & Jennings obtains the majority of its homecare wheelchairs and wheelchair components pursuant to an exclusive supply agreement (the "Exclusive Wheelchair Supply Agreement") with P.T. Dharma Polimetal ("P.T. Dharma"). The term of this agreement extends until December 31, 1999, and on each January 1 thereafter shall be automatically extended for one additional year unless Everest & Jennings elects not to extend or Everest & Jennings has failed to order at least 50% of the contractually specified minimums and the manufacturer elects to terminate. If the Exclusive Wheelchair Supply Agreement with P.T. Dharma is terminated, there can be no assurance that Everest & Jennings will be able to enter into a suitable supply agreement with another manufacturer. In addition, Everest & Jennings obtains homecare beds for distribution pursuant to a supply agreement with Healthtech Products, Inc., a wholly-owned subsidiary of Invacare Corporation (which is a major competitor of Everest & Jennings), which is scheduled to expire on October 15, 1997. Although the Company is in the process of securing alternative sources of supply with other manufacturers, there can be no assurance that arrangements as favorable as the current supply contract will be obtainable.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation: The financial statements of the Company's foreign
-----------------------------
subsidiaries are translated into U.S. dollars in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at year-end exchange rates. Revenues and expenses are translated at the average exchange rate for each year. The resulting translation adjustments for each year are recorded as a separate component of stockholders' equity. All foreign currency transaction gains and losses are included in the determination of income and are not significant.

2. ACQUISITIONS OF BUSINESSES AND DISPOSAL OF PRODUCT LINE

On November 27, 1996, the Company acquired Everest & Jennings, pursuant to the terms and provisions of the Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996 and amended as of October 1, 1996 (the "Merger Agreement"), by and among the Company, Everest & Jennings, Everest & Jennings Acquisition Corp., a wholly-owned subsidiary of the Company ("Sub"), and BIL (Far East Holdings) Limited, a Hong Kong corporation and the majority stockholder of Everest & Jennings ("BIL"). Under the terms of the Merger Agreement, Sub was merged with and into Everest & Jennings with Everest & Jennings continuing as the surviving corporation wholly-owned by the Company (the "Merger").

In the Merger, each share of Everest & Jennings' common stock, par value $.10 per share (the "Everest & Jennings Common Stock"), other than shares of Everest & Jennings Common Stock cancelled pursuant to the Merger Agreement, was converted into the right to receive .35 shares of common stock, par value $.025 per share, of the Company. The Company's common stock was valued at $7.64 per share, which represents the average closing market price of the Company's common stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the Merger Agreement. There were 7,207,689 shares of Everest & Jennings common stock outstanding on November 26, 1996, which converted into 2,522,691 shares of the Company's common stock.

In addition, in connection with, and at the effective time of the Merger:

     (i) BIL purchased 1,922,242 shares of common stock of the Company for $24,989,151, representing an amount equal to the outstanding principal and interest on Everest & Jennings' indebtedness to Hong Kong and Shanghai Banking Corporation Limited, which indebtedness (the "HSBC Indebtedness") was guaranteed by BIL. The proceeds of such stock purchase were contributed by the Company to Everest & Jennings immediately following the Merger and used to discharge the HSBC Indebtedness. The Company's common stock was valued at $7.64 per share, which represents the average closing market price of the Company's common stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the Merger Agreement.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS OF BUSINESSES AND DISPOSAL OF PRODUCT LINE (continued)

     (ii) The Company issued $61 million stated value of the Series B Preferred Stock to BIL in exchange for certain indebtedness of Everest & Jennings owing to BIL and shares of Everest & Jennings preferred stock owned by BIL. The Series B Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the Company's common stock and the Series C Preferred Stock (as defined below), is not subject to redemption and is convertible into shares of the common stock of the Company (x) at the option of the holder thereof, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (y) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (z) automatically on the fifth anniversary of the date of issuance at a conversion price of $15.50 per share. Such conversion prices are subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series B Preferred Stock is $28,200,000.

    (iii) BIL purchased for cash $10 million stated value the Series C
          Preferred Stock, the proceeds of which are available to the Company for general corporate purposes. The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the Company Common Stock and the Series B Preferred Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the common stock of the Company automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series C Preferred Stock is $3,400,000.

     (iv) Certain indebtedness in the amount of $4 million owing by the Company to BIL was exchanged for an equal amount of unsecured subordinated indebtedness of the Company maturing on April 1, 2001 and bearing interest at the effective rate of 7.7% per annum (the "BIL Note").

The acquisition of Everest & Jennings has been accounted for under the purchase method of accounting and, accordingly, the operating results of Everest & Jennings have been included in the Company's consolidated financial statements since the date of acquisition. Based on an independent valuation, $12,800,000 of the purchase price was allocated to purchased in-process research and development projects which have not reached technological feasibility and have no probable alternative future uses. The Company expensed the purchased in-process and research development projects at the date of acquisition. As a result of the acquisition, the Company incurred $3.0 million of merger related expenses, principally for severance payments, the write-off of certain unamortized catalog and software costs with no future value, the accrual of costs to vacate certain of the Company's facilities, and certain insurance policies. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $62.2 million, which is being amortized on a straight line basis over 30 years. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. From the date of acquisition, Everest & Jennings contributed approximately $3,634,000 of revenue for the quarter and year ended December 31, 1996.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS OF BUSINESSES AND DISPOSAL OF PRODUCT LINE (continued)

On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products in Puerto Rico, for a purchase price consisting of $1,703,829 in cash, and the issuance of 32,787 shares of common stock of the Company, valued at $7.625 per share representing the closing market price of the common stock of the Company on the last trading day immediately prior to the closing. In addition, the Company assumed certain liabilities of V.C. Medical in the amount of $296,721. Under the terms of the transaction, in the event the pre-tax income of the acquired business equals of exceeds $1,000,000 during the twelve
(12) months following the closing date, an additional $500,000 will be paid to V.C. Medical. The shares were delivered into escrow, and will be held in escrow until February 4, 1998, subject to any claims for indemnification for purchase price adjustments in favor of the Company. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $988,000.

The following summary presents unaudited proforma consolidated results of operations for the years ended December 31, 1996 and 1995 as if the acquisitions described above occurred at the beginning of each of 1996 and 1995. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired. Both the 1996 and 1995 pro forma information includes the write-off of certain purchased in-process research and development costs of $12,800,000, merger related expenses of $3,000,000, and the extraordinary item relating to the early retirement of indebtedness applicable to the Guaranteed Senior Notes.

The pro forma net loss per common share has been calculated by assuming the payment of a dividend of 1.5% on both the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of $1,065,000 for each of the years ended December 31, 1996 and 1995. Conversion of the preferred stock was not assumed since the result would have been antidilutive.

                                                              Pro-forma
                                                              ---------

                                                        1996            1995

Net Revenues                                      $187,522,000    $172,353,000
                                                  ============    ============

Loss Before Extraordinary Item                    $(17,565,000)    $(19,001,000
                                                   ============    ============

Net loss                                          $(18,301,000)    $(19,737,000)
                                                  ============    ============

Common Per Share Data:

Loss Before Extraordinary Item                    $      (1.00)    $     (1.13)
                                                  ============    ============

Net Loss                                          $      (1.04)    $     (1.17)
                                                  ============    ============

Weighted Average Number of Common Shares
Outstanding                                         18,649,000      17,772,000
                                                  ============    ============

On March 4, 1996, the Company sold its Gentle Expressions(R) breast pump product line for $1,000,000 of which $500,000 was paid in cash with the balance in a secured subordinated promissory note in the aggregate principal amount of $500,000, payable over 48 months with interest at the prime rate plus one percent. The Company recorded a gain of $360,000, which is included in other revenue in the accompanying condensed consolidated statements of operations.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS OF BUSINESSES AND DISPOSAL OF PRODUCT LINE (continued)

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

3. INVENTORIES

Inventories consist of the following:
                                                          December 31
                                                    1996                1995
                                                -----------          -----------

           Raw materials                        $ 8,423,000          $ 2,871,000
           Work-in-process                        4,430,000            1,620,000
           Finished goods                        32,957,000           25,328,000
                                                -----------          -----------

                                                $45,810,000          $29,819,000
                                                ===========          ===========

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                           December 31
                                                      1996             1995
                                                  ------------     ------------

       Land and buildings                         $  1,129,000     $       --
       Equipment                                    17,030,000       14,399,000
       Furniture and fixtures                        1,629,000        1,600,000
       Leasehold improvements                        2,222,000        1,958,000
                                                  ------------     ------------
                                                    22,010,000       17,957,000
       Accumulated depreciation and amortization   (11,239,000)      (9,837,000)
                                                  ------------     ------------
                                                  $ 10,771,000     $  8,120,000
                                                  ============     ============

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $1,682,000, $1,617,000 and $1,679,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENT IN LEVERAGED LEASE

The Company was the lessor in a leveraged lease agreement entered into in December 1983, under which helicopters, having an estimated economic life of at least 22 years, were leased for a term of 16 years. The Company's equity investment represented 9% of the purchase price; the remaining 91% was furnished by third-party financing in the form of long-term debt that provided for no recourse against the Company and was secured by a first lien on the property. At the end of the lease term, the equipment was to be returned to the Company. The residual value was estimated to be 57% of the cost. As a result of certain market conditions and technological advancements, the Company recorded a charge in the fourth quarter of 1994 of approximately $500,000, which was included in selling, general and administrative expenses, to reflect the estimated impairment of the residual value of the helicopters.

In May 1996, the Company liquidated its investment in the leveraged lease agreement. The cash proceeds of $487,000 approximated the recorded net investment in the lease at December 31, 1995.

6. NOTES AND ACCEPTANCES PAYABLE

On December 10, 1996, the Company entered into a syndicated three-year senior secured revolving credit facility (the "Credit Facility") for up to $55 million of borrowings, including letters of credit and banker's acceptances, arranged by IBJ Schroder Bank & Trust Company ("IBJ Schroder"), as agent. The proceeds from the Credit Facility were used to (i) refinance certain existing indebtedness of the Company, including the indebtedness (a) under the terms of the Note and Warrant Agreement dated March as of 12, 1992, as amended (the "John Hancock Note and Warrant Agreement"), with John Hancock Mutual Life Insurance Company ("John Hancock") (see Note 8), and (b) to The Chase Manhattan Bank, under the line of credit, (see below); and (ii) to provide for working capital needs of the Company. Under the terms of the Credit Facility, borrowings bear interest, at the option of the Company, at IBJ Schroder's prime rate (8.25% at December 31, 1996) or 2.25% above LIBOR, or 1.5% above the IBJ Schroder's bankers' acceptance rate. The Credit Facility is secured by the Company's inventory and proceeds thereof.

The Credit Agreement contains certain customary terms and provisions, including limitations with respect to the incurrence of additional debt, liens, transactions with affiliates, consolidations, mergers and acquisitions, sales of assets, dividends and other distributions (other than the payment of dividends to BIL in accordance with the terms of the Series B and Series C Preferred Stock). In addition, the Credit Facility contains certain financial covenants, which become effective as of the end of the fiscal quarter ending June 30, 1997, and include a cash flow coverage and leverage ratio, and require specified levels of earnings before interest and taxes.

Pursuant to the terms of the Credit Facility, the Company is prohibited from declaring, paying or making any dividend or distribution on any shares of the common stock or preferred stock of the Company (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of the Company. Notwithstanding the foregoing restrictions, the Company is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due BIL under the terms of the Series B and Series C Preferred Stock in any fiscal year, or (ii) 12.5% of net income of the Company on a consolidated basis, provided, that no event of default or default shall have occurred and be continuing or would exist after giving effect to the payment of the dividends.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. NOTES AND ACCEPTANCES PAYABLE (continued)

At December 31, 1995, the Company had an unsecured line of credit with The Chase Manhattan Bank available for letters of credit, acceptances and direct borrowings. The total amount available under the line of credit was $15,000,000. The line was available for direct borrowings in the amount of up to $5,000,000 and provided for commercial letter of credit and bankers acceptances. This line of credit expired on December 31, 1996; however, amounts outstanding at that date for bankers acceptances and letters of credit mature through March 31, 1997.

At December 31, 1996, the Company had aggregate direct borrowings under both banks' facilities of $13,985,000 and acceptances payable of $19,800,000. The weighted average interest rate on the amounts outstanding as of December 31, 1996 was 7.65%. Open letters of credit at December 31, 1996 were $1,568,000 relating to trade credit and $6.0 million for other requirements.

At December 31, 1995, the Company had direct borrowings of $2,100,000 and $5,000,000 utilized under acceptances payable. The weighted average interest rate on the amounts outstanding as of December 31, 1995 was 8.6%.

7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                             December 31,
                                                           1996          1995
                                                       ----------     ----------

       Note payable to BIL (a)                         $4,000,000           --
       Notes payable to International Business
          Machines Corp. ("IBM") (b)                    1,019,000     $1,550,000
       Capital lease obligations (c)                    1,344,000           --
       Other (d)                                        1,710,000           --
                                                       ----------     ----------
                                                        8,073,000      1,550,000
         Less current maturities                        2,016,000        578,000
                                                       ----------     ----------
                                                       $6,057,000     $  972,000
                                                       ==========     ==========

(a) On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4,000,000, at an effective interest rate of 8.8%. The loan was used to fund the acquisition of V.C. Medical and for general corporate purposes. In connection with the acquisition of Everest & Jennings, the indebtedness owing by the Company to BIL was exchanged for the BIL Note. Under the terms of the BIL Note, the Company has the right to reduce the principal amount of the BIL Note in the event punitive damages are awarded against the Company or any of its subsidiaries which relate to any existing product liability claims of Everest & Jennings and/or its subsidiaries involving a death prior to September 3, 1996.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (continued)

(b) In connection with the development of the Company's St. Louis Distribution Center, the Company entered into an agreement with IBM to provide the computer hardware and software, and all necessary warehousing machinery and equipment including installation thereof. This project was primarily financed through IBM by the issuance of the Company's unsecured notes which corresponded to various components of the project. The unsecured notes mature through October 2000, with interest rates ranging from 7.68% to 11.53%.

(c) At December 31, 1996, the Company is obligated under certain lease agreements for equipment which have been accounted for as capital leases. The capital leases were acquired in connection with the acquisition of Everest & Jennings. Future minimum payments by year, and in the aggregate are as follows:

       Year Ended December 31                             Amount
       ----------------------                             ------

               1997                                    $  954,000
               1998                                       476,000
               1999                                        13,000
                                                       ----------
               Total                                    1,443,000
               Less amounts representing interest          99,000
                                                       ----------
               Present value of future minimum
                 lease payments                        $1,344,000
                                                       ==========

     The net book value of assets held under capital lease obligations amounted to $424,000 at December 31, 1996.

     (d) Other long-term debt consists primarily of a mortgage payable in the amount of $1,100,000 due in monthly installments of $22,906 through November 1998, with a final payment of approximately $570,000 due on November 30, 1998, and bearing interest at prime plus one-half percent. In addition, the Company has a credit facility for its Mexican subsidiary, of which $500,000 was outstanding as of December 31, 1996. Borrowings under the credit facility bear interest at approximately 13%. The Mexican borrowings are secured by the assets of the Mexican subsidiary. The borrowings are payable in semi-annual installments of $100,000 through 1999.

The scheduled maturities of the long-term debt obligations, excluding the present value of minimum payments on capital lease obligations, are as follows:


          Year Ended December 31                         Amount
          ----------------------                         ------

               1997                                    $1,148,000
               1998                                     1,427,000
               1999                                       132,000
               2000                                        22,000
               Thereafter                               4,000,000
                                                       ----------
                                                       $6,729,000
                                                       ==========

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GUARANTEED SENIOR NOTES

On March 12, 1992, under the John Hancock Note and Warrant Agreement, the Company privately sold at par to John Hancock its 8.28% Guaranteed Senior Notes due February 29, 2000 (the "Guaranteed Senior Notes"), in the aggregate principal amount of $20,000,000 (the "John Hancock Indebtedness"), and five-year warrants to purchase 125,000 shares of the common stock of the Company at an exercise price of $12 per share. During 1993, the John Hancock Note and Warrant Agreement was amended to modify the terms of certain financial covenants and the terms of the warrants issued to John Hancock. The amendment to the John Hancock Note and Warrant Agreement provided for, among other things, an increase in the number of shares available for issuance under the warrants from 125,000 shares to 250,000 shares of the common stock of the Company (the "Initial Warrants"), a reduction in the exercise price of the warrants from $12.00 to $5.50 per share, and an extension of the expiration date of the warrants to February 29, 2000. The Initial Warrants, which were revalued as of the date of amendment, have been valued at $365,000, and are being amortized as additional interest over the remaining term of the debt. At December 30, 1994, the John Hancock Note and Warrant Agreement was amended to modify the terms of certain financial covenants. In connection with the amendment, the Company issued to John Hancock additional warrants to purchase 90,000 shares of the common stock of the Company (the "Additional Warrants") at an exercise price of $5.25 per share, with an expiration date of February 29, 2000. The Additional Warrants were valued at $90,000 and were amortized as additional interest over the remaining term of the debt. As a result of the Company's offshore private placement of 1,071,655 shares of common stock completed in September 1995, additional warrants to purchase 5,336 shares of the common stock of the Company were issued to John Hancock. In connection with the Company's offshore private placement, the exercise prices of the warrants were adjusted from $5.50 per share to $5.42 per share with respect to the Initial Warrants and from $5.25 per share to $5.17 per share with respect to the Additional Warrants.

In connection with the issuance and amendments to the Guaranteed Senior Notes, issuance costs of approximately $506,000, net of accumulated amortization of $331,000, were included in other assets at December 31, 1995. Such costs were amortized over the term of the Guaranteed Senior Notes.

During December 1996, the Company retired the John Hancock Indebtedness with proceeds from the Company's Credit Facility with IBJ Schroder. In connection with the early retirement of the John Hancock Indebtedness, the Company incurred charges relating to the "make-whole" payment and the write-off of all unamortized financing costs associated with the John Hancock Note and Warrant Agreement. The charges amounted to $736,000 (net of a tax benefit of $383,000), and are reported as an extraordinary item in the accompanying consolidated statements of operations.

9. STOCKHOLDERS' EQUITY

On March 23, 1989, the Company declared, and on July 21, 1989 the stockholders approved, a dividend distribution to stockholders of record on July 21, 1989 of one right for each outstanding share of the Company's common stock pursuant to a Rights Agreement dated as of July 21, 1989, between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "1989 Rights Agreement").

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY (continued)

On September 3, 1996, immediately prior to the execution of the Merger Agreement, the Company entered into an amendment to the 1989 Rights Agreement, with the effect of exempting the events and transactions contemplated by the Merger Agreement and the Amended and Restated Stockholder Agreement dated as of September 3, 1996, as amended on September 19, 1996, by and among the Company and Irwin Selinger (the "Stockholder Agreement"), from the 1989 Rights Agreement. In addition, on that date the rights previously issued under the 1989 Rights Agreement were called for redemption on September 17, 1996.

On September 3, 1996, the Company also entered into a new Rights Agreement with American Stock Transfer & Trust Company, as Rights Agent (the "1996 Rights Agreement"). As contemplated by the 1996 Rights Agreement, the Company's Board of Directors declared a dividend of one new preferred share purchase right (a "Right") for each outstanding share of the common stock of the Company outstanding on September 17, 1996. Each Right entitles the holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Shares") at a price of $35.00 per one one-hundredth of a Preferred Share, subject to adjustment as provided in the 1996 Rights Agreement.

Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired (an "Acquiring Person") beneficial ownership of 15% or more of the outstanding shares of capital stock of the Company entitled generally to vote in the election of directors ("Voting Shares") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of the record date, by such common stock certificate. Notwithstanding the foregoing, BIL will not be an Acquiring Person by virtue of its ownership of any Voting Shares acquired in accordance with the Merger Agreement or the Stockholder Agreement (the "BIL Voting Shares"), but BIL will become an Acquiring Person if it acquires any Voting Shares other than BIL Voting Shares or shares distributed generally to the holders of any series or class of capital stock of the Company. In addition, the 1996 Rights Agreement contains provisions exempting the Merger and the other events and transactions contemplated by the Merger Agreement and the Stockholder Agreement from the 1996 Rights Agreement.

The 1996 Rights Agreement provides that, until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the common stock of the Company. The Rights are not exercisable until the Distribution Date. The Rights will expire on September 3, 2006.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY (continued)

Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock of the Company. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each Preferred Share will have 100 votes, voting together with the shares of common stock of the Company. In the event of any merger, consolidation or other transaction in which the common stock of the Company is exchanged, each Preferred Share will be entitled to receive 100 times the amount received per share of common stock of the Company. The Rights are protected by customary antidilution provisions. Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one share of common stock of the Company.

In the event the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the 1996 Rights Agreement provides that proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive (subject to adjustment) upon exercise that number of shares of common stock of the Company having a market value of two times the exercise price of the Right. At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Voting Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group, which will have become void), in whole or in part, at an exchange ratio of one share of common stock, or one one-hundredth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

At any time prior to a person or group of affiliated or associated persons becoming an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time on such basis with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights in accordance with this paragraph, the right to exercise the Rights will terminate and the only right of the holder of the Rights will be to receive the Redemption Price.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY (continued)

The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, including an amendment to (a) lower certain thresholds described above to not less than the greater of (i) any percentage greater than the largest percentage of the outstanding Voting Shares then known to the Company to be beneficially owned by any person or group of affiliated or associated persons and (ii) 10%, (b) fix a Final Expiration Date later than September 3, 2006, or (c) reduce the Redemption Price, (d) increase the Purchase Price, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights (other than the Acquiring Person and its affiliates and associates).

As long as the Rights are attached to the common stock of the Company, the Company will issue one Right with each new share of common stock so that all such shares will have Rights attached. The Company's Board of Directors has reserved for issuance 300,000 Preferred Shares upon exercise of the Rights.

On November 27, 1996, in connection with the acquisition of Everest & Jennings (see Note 2), the Company issued $61 million stated value of Series B Preferred Stock and $10 million stated value of Series C Preferred Stock to BIL, and issued an aggregate of 4,444,933 shares of the Company's common stock. The Series B Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the common stock of the Company and the Series C Preferred Stock, is not subject to redemption and is convertible into shares of the common stock of the Company (x) at the option of the holder thereof, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (y) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (z) automatically on the fifth anniversary of the date of issuance at a conversion price of $15.50 per share. Such conversion prices are subject to customary antidilution adjustments.

The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the common stock of Company and the Series B Preferred Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the common stock of the Company automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments.

In September 1995, the Company completed an offshore private placement of 1,071,655 shares of the common stock of the Company with various European institutional investors. The net proceeds of $3,471,000 realized from the offering were used for general corporate purposes.

On November 27, 1996, the Company amended its certificate of incorporation to provide for, among other things, an increase in the number of authorized shares of common stock from 40,000,000 to 60,000,000 shares.

On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical , in consideration of the issuance of 32,787 shares of the common stock.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY (continued)

Under the Company's stock option program, the Company is authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock grants and restored options. Incentive stock options may be granted at not less than 100% (110% for owners of more than 10% of the Company's outstanding common stock) of the fair market value of the Company's common stock at the date of grant. Stock options outstanding under the program generally vest and are exercisable at a rate of 50% per annum. Effective as of December 21, 1995, directors' options to purchase 10,000 shares of the common stock of the Company are granted to eligible directors each January 2, at an exercise price equal to the fair market value of the common stock at the date of grant. Directors' options are exercisable one-third each year for three years, and have a term of ten years. Incentive and non-qualified options expire five years from the date of grant.

In 1992, the Company amended its stock option program to increase the maximum number of shares available under the program from 900,000 to 1,500,000. In 1995, the Company amended its stock option program to increase the maximum number of shares available under the program from 1,500,000 to 2,100,000. In 1996, the plan was further amended to increase the maximum number of shares available from 2,100,000 to 3,000,000.

During 1996, 1995 and 1994, officers of the Company surrendered 45,517, 14,518 and 28,943 shares, respectively, of the Company's common stock with a fair market value of $165,000, $50,000 and $126,000, respectively, in satisfaction of the exercise price of stock options to purchase 50,000, 25,000 and 58,187 shares, respectively, of common stock of the Company. The shares received in satisfaction of the exercise price of stock options were recorded as treasury stock and were retired on a quarterly basis as authorized by the Board of Directors. Accordingly all such shares have been restored as authorized and unissued shares of common stock.

The Company has elected to comply with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternate fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models which were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized in connection with the grant of stock options under the Company's stock option program.

In accordance with FASB Statement No. 123, pro-forma information regarding net loss and loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rate of 6.5%; dividend yields on the preferred stock of 1.5%, volatility factors of the expected market price of the Company's common stock of .41 and .42; and a weighted-average expected life of the option of 3.2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate, and because the Company's employee stock options have characteristics significantly different from those of traded options.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

                                                      1996             1995
                                                      ----             ----

Pro forma net (loss) income                       $ (13,440,000)  $     644,000

Pro forma net (loss) income per share:            $        (.93)  $         .05

FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994. Accordingly, the pro forma effect will not be fully reflected until 1997.

Information with respect to options during the years ended December 31, 1996 and 1995 under FASB statement No. 123 and for the year ended December 31, 1994 under APB 25 is as follows:

                                         1996                               1995                               1994
                                         ----                               ----                               ----
                                               Weighted                        Weighted
                                               Average                          Average                          Option
                              Options       Exercise Price       Options     Exercise Price    Options       Exercise Price
                              -------       --------------       -------     --------------    -------       --------------
Options outstanding -
  beginning of year               912,645       $ 5.49          818,379         $ 6.10         824,886       $2.00  -  $11.75

Options granted:

  Incentive options               699,121         6.45          257,432           3.47         144,278       $4.125 -  $5.913
  Directors' options               90,000         3.25           91,852           3.65          50,000       $4.75  -  $5.375
  Non-qualified options            91,764         6.02             -                            29,165       $4.125 -  $5.913

Options exercised                (103,255)       (3.83)         (86,500)         (2.58)       (149,250)      $2.00  -  $3.00

Options cancelled
  and expired                     (47,100)       (4.87)        (168,518)         (5.79)        (80,700)      $2.00  -  $11.75

Options outstanding -
  end of year                   1,643,175       $ 5.77          912,645         $ 5.49         818,379       $2.00  -  $11.75
                                =========       ======          =======         ======         =======
Options exercisable at
  end of year                     582,244       $ 5.45          483,929         $ 4.95         507,686
                                =========       ======          =======         ======         =======

Weighted average fair
  value of options granted
  during the year             $      2.10                    $     1.20
                              ===========                    ==========

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY (continued)

Exercise prices for options outstanding as of December 31, 1996 were as follows:

        Number of        Range of Exercise Prices
        ---------        ------------------------
        Options
        -------

          20,000             $2.00 - $2.99
         409,535              3.00 -  3.99
         198,922              4.00 -  4.99
         194,400              5.00 -  5.99
          44,000              6.00 -  6.99
         725,050              7.00 -  7.99
          51,268               Over   8.00
       ---------
       1,643,175
       =========

The weighted average remaining contractual life of those options is 5 years.

Shares of common stock reserved for future issuance as of December 31, 1996 are as follows:

                                                                Number of Shares
                                                                ----------------

Stock options                                                     2,240,163
Warrants issued to John Hancock                                     345,336
Series B Preferred Stock                                          3,935,483
Series C Preferred Stock                                            500,000
                                                                  ---------
                                                                  7,020,982
                                                                  =========

The exercise of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in Federal and state income tax benefits to the Company equal to the difference between the market price at the date of exercise or sale of stock and the exercise price of the option. Accordingly, during 1996, 1995 and 1994, approximately $38,000, $38,000 and $42,000, respectively, was credited to additional paid in capital.

10. INCOME TAXES

At December 31, 1996, the Company had aggregate net operating loss carryforwards of approximately $22,745,000 for income tax purposes which expire at various dates from 2008 to 2010, of which approximately $20,480,000 were acquired in connection with the Everest & Jennings acquisition and expire primarily in 2010 and are limited as to use in any particular year. In addition, at December 31, 1996, the Company had approximately $890,000 (net of a 35% reduction of investment tax credits as a result of the Tax Reform Act of 1986) of investment, research and development, jobs tax and AMT credits, for income tax purposes which expire primarily in 1999, and which includes alternative minimum tax credits of $500,000 which have no expiration date. The Company has provided a valuation allowance in the fourth quarter of 1996 amounting to approximately $400,000, since the credits are available only through the expiration dates, and only after the utilization of available net operating loss carryforwards. In 1995, the Company recorded deferred State tax benefits previously not recognized as a component of the net operating loss carryforwards.

For financial reporting purposes, due to prior years losses of Everest & Jennings, and SRLY limitations, a full valuation allowance of approximately $14,494,000 has been recognized in the purchase of Everest & Jennings to offset the net deferred tax assets related to the acquired tax attributes. If realized, the tax benefit for those items will be recorded as a reduction to the excess cost over net assets acquired. In addition, the Company has provided an additional valuation allowance of $600,000 against a portion of its remaining net deferred tax asset at December 31, 1996 due to the recent acquisition of Everest & Jennings. The amount of the remaining deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                        1996           1995
                                                    ------------  -----------
    Deferred Tax Assets:
      Net operating loss carryforwards              $  7,893,000  $ 3,043,000
      Tax credits                                        890,000      744,000
      Accounts receivable allowances                   2,600,000      723,000
      Inventory related                                2,575,000    1,226,000
      Deferred rent                                      382,000      403,000
      Other reserves and accrued items                 4,738,000        5,000
                                                    ------------  -----------
                                                      19,078,000    6,144,000
      Valuation allowance for deferred assets        (15,549,000)     (55,000)
                                                    ------------  -----------
        Total deferred tax assets                      3,529,000    6,089,000
                                                    ------------  -----------

    Deferred Tax Liabilities:
      Tax in excess of book depreciation               1,696,000    1,713,000
      Leveraged lease                                    -            506,000
      Prepaid expenses                                   254,000      250,000
      Amortization of intangibles                        668,000      477,000
      Other                                              -            131,000
                                                    ------------  -----------
        Total deferred tax liabilities                 2,618,000    3,077,000
                                                    ------------  -----------
        Net deferred tax assets                     $    911,000  $ 3,012,000
                                                    ============  ===========

Significant components of the provision (benefit) for income taxes are as follows:

                                           1996           1995           1994
                                        ----------     ---------      ---------
Current:
  Federal                               $  166,000     $  36,000      $    --
  State and local                           48,000         5,000           --
  Foreign                                    9,000          --             --
                                        ----------     ---------      ---------
                                           223,000        41,000           --
Deferred Federal and state               2,450,000       519,000       (947,000)
                                        ----------     ---------      ---------
                                        $2,673,000     $ 560,000      $(947,000)
                                        ==========     =========      =========

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (continued)

The following is a reconciliation of income tax computed at the Federal statutory rate to the provision for taxes:

                                1996               1995               1994
                                ----               ----               ----

                           Amount   Percent    Amount Percent    Amount  Percent
                           ------   -------    ------ -------    ------  -------

Tax expense (benefit)
  computed at
  statutory rate        $(3,244,000) (34%)  $ 441,000   34%   $(1,123,000) (34%)

Expenses not
 deductible for
 income tax purposes:

   Amortization of
    excess of cost over
    net assets acquired     276,000    3%     286,000   22%       239,000    7%

  In-process R&D
     costs                4,352,000   46%          --   --             --   --


   Other                     11,000  --       54,000    4%        46,000    1%

State tax expense
 (benefit), net of
 Federal benefit            278,000    3%      91,000    7%      (109,000)  (3%)

Previously
 unrecognized
 State tax benefits              --    --    (312,000) (24%)           --    --


Valuation allowance
on net deferred tax
assets                    1,000,000   10%          --   --             --   --
                        -----------   --    ---------   --    -----------  ---

                        $ 2,673,000   28%   $ 560,000   43%   $  (947,000) (29%)
                        ===========   ==    =========   ==    ===========  ===

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering employees of its subsidiary, Everest & Jennings Inc. and two non-contributory defined benefit pension plans for the non-bargaining unit salaried employees ("Salaried Plan") and employees subject to collective bargaining agreements ("Hourly Plan") at its Smith & Davis subsidiary. Effective May 1, 1991, benefits accruing under the Everest & Jennings, Inc. Pension Plan were frozen. During 1991, Everest & Jennings froze the Hourly Plan and purchased participating annuity contracts to provide for accumulated and projected benefit obligations. Everest & Jennings also froze the Salaried Plan effective as of January 1, 1993. Accordingly, no pension cost has been reflected in the accompanying statement of operations.

The following table sets forth the status of these plans and the amounts recognized in the Company's consolidated financial statements.

                                                                        1996
                                                                     -----------

Actuarial present value of benefit obligations:
  Vested benefit obligation                                          $17,567,000
                                                                     -----------
  Accumulated benefit obligation                                     $17,567,000
                                                                     -----------
Projected benefit obligation for services rendered to date           $17,567,000
Plan assets at fair value, primarily listed stocks, bonds,
   investment funds and annuity contracts                             14,746,000
                                                                     -----------
Projected benefit obligation in excess of plan assets                  2,821,000
Unrecognized transition amount                                                --
Unrecognized loss from change in discount rate                                --
                                                                     -----------
Pension liability (current portion of $1,069,000)                    $ 2,821,000
                                                                     ===========

The following assumptions were used to determine the projected benefit obligations and plan assets:

                                        Everest & Jennings, Inc.  Smith & Davis
                                                 Plan                Plans
                                        ------------------------  -------------
                                                 1996                1996
                                        ------------------------  -------------

Weighted-average discount rate                   7.5%                7.5%
Expected long-term rate of return on assets      9.0%                9.0%

No long-term rate for compensation increases were assumed as all participants are inactive and the plans are frozen.

The Company also sponsors two 401(k) Savings and Investment Plans. One plan covers all full-time employees of the Company's wholly-owned subsidiary, Everest & Jennings, and the other plan covers the remaining employees of the Company. The Company does not contribute to the plans.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1996 and 1995, for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amounts reported in the accompanying balance sheets approximate fair value.

Notes and acceptances payable: The carrying amounts of the Company's borrowings under its credit facility approximate their fair value.

Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1996 and 1995, the carrying amount reported approximates fair value.

Investment in leveraged lease: The carrying amounts reported in the accompanying balance sheet for 1995 approximate fair value. Fair value is determined based on the current value of the underlying assets.

Guaranteed Senior Notes: The fair value of the Company's Guaranteed Senior Notes is estimated using a discounted cash flow analysis based on current rates offered to the Company for debt of the same remaining maturity. At December 31, 1995, the fair value of such debt was approximately $19,200,000.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to a number of noncancellable lease agreements for warehouse space, office space and machinery and equipment rental. As of December 31, 1996 the agreements extend for various periods ranging from 1 to 11 years and certain leases contain renewal options. Certain leases provide for payment of real estate taxes and include escalation clauses.

For those leases which have escalation clauses, the Company has recorded rent expense on a straight-line basis. At December 31, 1996 and 1995, $933,000 and $984,000, respectively, of rent expense was accrued in excess of rental payments made by the Company.

As of December 31, 1996, minimal annual rental payments under all noncancellable operating leases are as follows:

     Year Ended December 31:
     -----------------------

             1997                          $  3,174,000
             1998                             3,132,000
             1999                             3,007,000
             2000                             2,806,000
             2001                             2,788,000
             Thereafter                      11,230,000
                                            -----------
                                            $26,137,000
                                            ===========

Rent expense for the years ended December 31, 1996, 1995 and 1994 approximated $2,769,000, $2,363,000, and $2,527,000, respectively.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

On June 19, 1996, a class action lawsuit was filed on behalf of all stockholders of Everest & Jennings (other than the named defendants) in the Delaware Court of Chancery, following announcement on June 17, 1996 of the original agreement in principle between Everest & Jennings and the Company. The class action names as defendants the Company, Everest & Jennings, Everest & Jennings' directors, and BIL. The class action challenges the transactions contemplated by the original agreement in principle, alleging, among other things, that (i) such transactions were an attempt to eliminate the public stockholders of Everest & Jennings at an unfair price, (ii) BIL will receive more value for its holdings in Everest & Jennings than its minority stockholders, (iii) the public stockholders will not be adequately compensated for the potential earnings of Everest & Jennings, (iv) BIL and the directors of Everest & Jennings breached or aided and abetted the breach of fiduciary duties owed to the stockholders (other than the defendants) by not exercising independent business judgment and having conflicts of interest, and (v) the Company aided and abetted and induced breaches of fiduciary duties by other defendants by offering incentives to members of management, either in the form of continued employment or monetary compensation and perquisites, in exchange for their approval of the merger. The class action seeks to rescind the merger or an award of rescissionary damages if it cannot be set aside, and also prays for an award of compensatory damages. The Company believes that it has valid defenses to the complaint's allegations of wrongdoing, and intends to vigorously defend the lawsuit.

On May 21, 1996, the Company was sued by Minnesota Mining & Manufacturing Company ("3M") in a claim purportedly arising under federal, state and common law trademark, false advertising, and unfair competition laws, as well as for breach of, and interference with, contracts. 3M alleges that the Company is selling 3M products in violation of federal and state law, and seeks monetary damages in an unspecified amount, as well as injunctive relief against the Company's continued sale of 3M products. The claim was filed in the Southern District of New York. The Company vigorously denies the allegations of 3M's complaint, and has filed an answer denying the allegations of wrongdoing and asserting affirmative defenses. In addition, the Company has asserted counterclaims against 3M under federal antitrust laws, as well as an unfair competition claim. On October 16, 1996, 3M moved to dismiss the Company's antitrust counterclaims. Briefing of the motion has been completed and the parties are awaiting a decision. 3M has proposed a settlement of all claims pursuant to which the Company would, among other things, agree to restrict its purchases of 3M products to certain authorized 3M dealers, and make a payment of no more than $400,000. Although settlement discussions are ongoing, it is not possible to predict the outcome of such discussions.

Everest & Jennings and its subsidiaries are parties to certain lawsuits and proceedings as described below (the "Everest & Jennings Proceedings"). Under the terms of the Stockholder Agreement, BIL has agreed to indemnify the Company and its subsidiaries against the Everest & Jennings Proceedings in the event the amount of losses, claims, demands, liabilities, damages and all related costs and expenses (including attorneys' fees and disbursements) in respect of the Everest & Jennings Proceedings exceeds in the aggregate the applicable amounts reserved for such proceedings on the books and records of Everest & Jennings as of September 3, 1996. In view of BIL's obligation to indemnify the Company and its subsidiaries with respect to such proceedings, management does not expect that the ultimate liabilities, if any, with respect to such proceedings, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (continued)

On July 17, 1990, a class action suit was filed in the United States District Court for the Central District of California by a stockholder of Everest & Jennings against Everest & Jennings and certain of its present and former directors and officers. The suit seeks unspecified damages for alleged non-disclosure and misrepresentation concerning Everest & Jennings in violation of federal securities laws. The district court dismissed the complaint on March 26, 1991, and plaintiff filed his first amended complaint on May 8, 1991. The district court again granted a motion to dismiss the entire action on November 26, 1991. Plaintiff then took an appeal to the Ninth Circuit, which reversed the district court's dismissal of the first amended complaint and remanded the case to the district court for further proceedings. On March 25, 1996, the district court granted Plaintiff's motion to certify a class composed of purchasers of the Everest & Jennings' common stock during the period from March 31, 1989 to June 12, 1990. Plaintiff's counsel has not as yet submitted to the court any proposed notice of class certification and, consequently, the members of the class have not been notified that the court has certified the case to proceed as a class action. Everest & Jennings has received and filed responses and objections to a document request, but further action has been deferred to allow the parties to discuss possible settlement. Everest & Jennings has ordered the parties to file and plaintiff's counsel has filed monthly reports on the status of settlement discussions since September 1996. There are numerous defenses which Everest & Jennings intends to assert to the allegations in the first amended complaint if settlement cannot be reached on acceptable terms. Under Everest & Jennings' directors and officers insurance policy, Everest & Jennings has coverage against liabilities incurred by its directors and officers, subject to a self-insured retention of $150,000 (which has been exceeded by defense costs incurred to date). The carrier has contended that fifty percent of the liability and expenses in the case must be allocated to Everest & Jennings, which is not an insured defendant, and fifty percent to the insured former director and officer defendants. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

Die Cast Products, Inc., a former subsidiary of Everest & Jennings, was named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C.ss.ss.9601 et seq. Everest & Jennings was originally notified of this action on December 10, 1992. A settlement was reached at an October 5, 1995 Mandatory Settlement Conference before Judge Rea in the Federal District Court of the Central District of California. The state of California has agreed to accept the sum of $2.6 million as settlement for all past costs and future remedial work. Everest & Jennings' share of the settlement with the state of California has amounted to $41,292.30, which sum was paid on January 3, 1997. No further claims or assessments with respect to this matter are anticipated at this time. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (continued)

In March, 1993, E&J received a notice from the U.S. Environmental Protection Agency ("EPA") regarding an organizational meeting of generators with respect to the Casmalia Resources Hazardous Waste Management Facility ("Casmalia Site") in Santa Barbara County, CA. The EPA alleges that the Casmalia Site is an inactive hazardous waste treatment, storage and disposal facility which accepted large volumes of commercial and industrial wastes from 1973 until 1989. In late 1991, the Casmalia Site owner/operator abandoned efforts to actively pursue site permitting and closure and is currently conducting only minimal maintenance activities. An agreement in principle now has been reached between the Casmalia Steering Committee ("CSC") and the EPA for a settlement of the majority of the Casmalia site liability. The Steering Committee represents approximately 50 of the largest volume generators at the Casmalia site. It is anticipated that the agreement will be formalized and embodied in a Consent Decree in the summer and fall of 1997. Pursuant to the settlement, the CSC members are committing to perform and fund Phase I work at the site. It is estimated that the Phase I work being committed to will cost approximately $30 to $35 million dollars and will take three to five years to complete. This cost will be allocated to Steering Committee members based upon their volume of waste sent to the site. Everest & Jennings accounts for 0.8% of the waste. Thus, by participating in the Phase I settlement, Everest & Jennings has committed to payments of approximately $280,000 to be spread over a three to five year period. Pursuant to the settlement, Everest & Jennings will be released from further obligation for thirty (30) years. In addition, the Steering Committee companies are seeking to recover from the owner and operator of the site. Any such recovery will diminish E&J's payout pursuant to the settlement. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

In 1989, a patent infringement case was initiated against E&J and other defendants in the U.S. District Court, Central District of California. E&J prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. E&J presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. Following the appeal by the plaintiffs, the case has been remanded to the U.S. District Court, Central District of California, for further consideration. E&J believes that this case is without merit and intends to contest it vigorously. The ultimate liability of E&J, if any, cannot be determined at this time. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (continued)

Following a jury trial on July 15, 1996, a verdict was rendered in the District Court of the First Judicial District of the State of New Mexico in a civil product liability law suit (Chris Trew et al. vs. Smith and Davis Manufacturing Company, Inc., No. SF95-354) against Smith & Davis Manufacturing Company, a wholly-owned subsidiary of Everest & Jennings ("Smith & Davis"), in the amount of $635,698.12 actual damages, prejudgment interest and costs, plus $4 million punitive damages. The suit was instituted on February 25, 1995 by the children and surviving heirs and personal representatives of a nursing home patient in Carlsbad, New Mexico who died on September 28, 1993 after her head became pinned between a bed rail allegedly manufactured by Smith & Davis and her bed. The suit alleged that the bed rail in question was defective and unsafe for its intended purpose, that Smith & Davis was negligent in designing, manufacturing, testing and marketing such bed rails, and that the negligence of the nursing home in question was the proximate cause of decedent's injuries and death. The nursing home reached a settlement with Plaintiffs prior to trial. Judgment was entered on the jury verdict, which bears interest at the rate of 15% from August 30, 1996 until paid. On October 15, 1996, Plaintiffs filed a related case in the Circuit Court of the County of St. Louis, Missouri (Chris Trew, et. al. v. Everest & Jennings, et al., Cause No. 96CC-000456, Division 39), which seeks a declaratory judgment against Everest & Jennings and BIL to pierce their respective corporate veils and holding them jointly and severally liable for the full amount of the New Mexico judgment. On February 26, 1997, the parties agreed in principle to a proposed settlement in which the Plaintiffs would receive $3 million, of which Everest & Jennings estimates that approximately $1.5 million will be paid by Everest & Jennings' insurance carriers, however, Everest & Jennings may seek additional recovery from the insurance carriers. The amounts required to be paid in the proposed settlement in excess of any insurance recoveries will be borne, in whole or in part, by BIL under the indemnification terms and provisions contained in the Stockholder Agreement and/or through the Company's right of offset under the BIL Note.

The Company and its subsidiaries are parties to other lawsuits and other proceedings arising out of the conduct of its ordinary course of business, including those relating to product liability and the sale and distribution of its products. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Collective Bargaining Agreements

The Company is a party to five (5) collective bargaining agreements covering the Company's facilities located in Hauppauge, New York; Passaic, New Jersey; Earth City, Missouri; Ontario, Canada; and Guadalajara, Mexico. The collective bargaining agreements cover approximately 620 employees. The collective bargaining agreements for Hauppauge, New York; Passaic, New Jersey; Earth City, Missouri; Ontario, Canada; and Guadalajara, Mexico are scheduled to expire on September 30, 1997, July 27, 1999, September 13, 1999, July 24, 1998 and
December 31, 1997, respectively.

The Company has never experienced an interruption or curtailment of operations due to labor controversy, except for a three-day period during the summer of 1993 in which the Company experienced a strike at its Passaic, New Jersey facility, which did not have a material adverse effect on the Company's operations. The Company considers its employee relations to be satisfactory.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OTHER MATTERS

During the fourth quarter of 1996, the Company recorded charges of $15,800,000 related to the acquisition of Everest & Jennings. The charges included $12,800,000 related to the write-off of purchased in-process research and development costs (see Note 2) and $3,000,000 for other merger related charges (see Note 2).

In addition, the Company recorded an extraordinary item of $736,000 (net of tax benefit of $383,000) related to the early extinguishment of the John Hancock Indebtedness in the fourth quarter of 1996 (see Note 8).

During the fourth quarter of 1994, the Company recorded non-recurring expenses of approximately $1,321,000 which were included in selling, general and administrative expenses at December 31, 1994, of which approximately $612,000 was included in accrued expenses. These non-recurring expenses were related to the estimated impairment of the residual value related to the Company's investment in leveraged lease (see Note 5), an accrual for severance and other employee costs related to employees terminated during the fourth quarter of 1994 and first quarter of 1995, an accrual for sales and franchise taxes related to in process audits being conducted by multiple states for the periods of 1988 through 1992, and costs related to a terminated acquisition attempt and a lease arbitration proceeding with respect to the Company's principal manufacturing facility.

15. MAJOR CUSTOMERS

In 1994, the Company derived 11% of its revenues from Apria Healthcare Group, Inc. (formerly Abbey Home Healthcare, which merged with Homedco in June 1995). On September 1, 1995, the Company announced that its current supply agreement with Apria would not be renewed in 1996, and will expire by its terms on December 31, 1995. During fiscal year 1995 and 1994, the Company's product sales to Apria were approximately $8.1 million and $10.3 million, respectively, which represented approximately 8% and 11%, respectively, of the Company's product sales. The Company's sales to Apria generate gross profit margins of approximately 20%, which is significantly lower than the Company's sales to its other customers which generate gross profit margins of approximately 33%. During 1996, no single customer or buying group accounted for more than 10% of the Company's revenues.

16. SUBSEQUENT EVENTS

On February 28, 1997, Everest & Jennings Canada acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2.9 million (Canadian Dollars) (approximately $2.15 million). The purchase price was paid by the issuance of 187,733 shares of the common stock of the Company valued at $11.437 per share, of which 28,095 shares were delivered into escrow. The purchase price is subject to adjustment if the final determination of the closing date net book value of the assets acquired by Everest & Jennings Canada is equal to or less than Cdn. $450,000 (Canadian Dollars) (approximately $333,000). All of the escrowed shares will be held in escrow until the earlier to occur (the "Initial Release Date") of June 28, 1997, or the final resolution of the purchase price. On the Initial Release Date, a portion of the escrowed shares will be released in an amount equal to the difference between (i) 28,095 shares and (ii) the sum of the number of (x) any escrowed shares subject to any indemnification claims, (y) any escrowed shares used to satisfy any adjustment to the purchase price, and (z) 18,729 shares. The balance of the escrowed shares will be released on December 31, 1997, subject to any claims for indemnification.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS (continued)

On March 7, 1997, E&J acquired Kuschall of America, Inc., a manufacturer of pediatric wheelchairs, high-performance adult wheelchairs and other rehabilitation products, for a purchase price of $1,510,000, representing the net book value of Kuschall. The purchase price was paid by the issuance of 116,154 shares of the common stock of the Company valued at $13.00 per share, of which 23,230 shares were delivered into escrow. The escrow shares will be released on March 7, 1999, subject to any purchase price adjustments in favor of the Company and claims for indemnification.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

==========================================================================================================================
            COL. A                     COL. B                  COL. C                     COL. D                COL. E
                                                             ADDITIONS
--------------------------------------------------------------------------------------------------------------------------
                                                         1                 2
                                     Balance at      Additions                         Other Changes --        Balance at
                                      Beginning   Charged to Costs  Charged to Other    Add (Deduct) --          End of
         DESCRIPTION                  of Period     and Expenses    Accounts-Describe     Describe               Period
==========================================================================================================================
Allowance for doubtful accounts:

Year Ended December 31, 1996        $ 1,740,000       $  621,000     $5,077,000(2)   $   (231,000)(1)     $  7,207,000

Year ended December 31, 1995          1,907,000          448,000         10,000(2)       (625,000)(1)        1,740,000

Year ended December 31, 1994          2,451,000          586,000                       (1,130,000)(1)        1,907,000

Valuation allowance for net
  deferred tax assets:

Year ended December 31, 1996         $   55,000       $1,000,000    $14,494,000(2)           -               $15,549,000

Year Ended December 31, 1995             55,000             -              -                 -                  55,000

Year Ended December 31, 1994             55,000             -              -                 -                  55,000

(1) Net write-offs of accounts receivable.

(2) Represents an allocation of the purchase price of the Everest & Jennings and V.C. Medical acquisitions.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant:

                      Executive Officers of the Registrant

     The Company's executive officers are elected by, and serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the present executive officers of the Company:

                              Position(s) with                Year Became
     Name             Age         Company                  Executive Officer
----------------     -----  ----------------------------   -----------------

Irwin Selinger        56    Chairman of the                        1981
                            Board and Chief
                            Executive Officer

Gary M. Jacobs        39    Vice President - Finance               1992
                            and Chief Financial Officer

Richard S. Kolodny    38    Vice President, General                1993
                            Counsel, and Secretary

Peter Winocur         41    Executive Vice President               1996
                            of  Sales and Marketing

Ralph Liguori         51    Executive Vice President               1995
                            of Operations

Beatrice Scherer      58    Vice President - Administration        1981

Donald J. Cantwell    47    Vice President of Information          1997
                            Systems

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

     Mr. Cantwell has been the Vice President of Information Systems of the Company since May 1996, and became an executive officer of the Company as of January 1, 1997. From 1995 to 1996, Mr. Cantwell was the Chief Information Officer of Dial-A-Mattress, Inc. Prior to such time, Mr. Cantwell held various management positions with Grumman Corporation for over ten years.

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

     14(a). Documents filed as part of this Form 10-K:

     1. Financial Statements. The following financial statements are included in
Part II, Item 8:

                                                                            Page
                                                                            ----

  Report of Independent Auditors                                             F-2


  Consolidated Balance Sheets -- December 31, 1996 and 1995                  F-3

  Consolidated Statements of Operations -- Years ended December 31,
  1996, 1995 and 1994                                                        F-5

  Consolidated Statements of Stockholders' Equity -- Years ended December
  31, 1996, 1995 and 1994                                                    F-6

  Consolidated Statements of Cash Flows -- Years ended December 31,
  1996, 1995 and 1994                                                        F-7

  Notes to Consolidated Financial Statements -- December 31, 1996            F-9

  2. Financial Statement Schedules. The following consolidated financial statement schedule for the company is included in Part II, Item 14(d):

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

3.   (a) The Company's Certificate of Incorporation, as amended, is         *
     incorporated by reference to Exhibit 3(1) to the Company's
     Registration Statement on Form S-1 (File No. 33-40442) (the "1991 Registration Statement").

--------
*  Incorporated by reference.

     (b) Certificate of Amendment of Certificate of Incorporation of the Company dated as of November 27, 1996.

     (c) Certificate of Merger dated as of November 27, 1996, by and between E&J Acquisition Corp. and Everest & Jennings
     International Ltd.

     (d) The Company's By-Laws, as amended, are incorporated by            *
     reference as an Exhibit to the Company's Current Report on Form
     8-K dated as of July 14, 1995.

4.   (a) Certificate of Designations of the Company's Series B             *
     Cumulative Convertible Preferred Stock is incorporated by reference to Annex D to the Company's S-4 Registration Statement filed on October 18, 1996 (Registration No.: 333-14423) (the
     "1996 S-4 Registration Statement").

     (b) Certificate of Designations of the Company's Series C             *
     Cumulative Convertible Preferred Stock is incorporated by reference to Annex E to the 1996 S-4 Registration Statement.

     (c) Certificate of Designations of Series A Junior Participating      *
     Preferred Stock, is incorporated by reference to Exhibit 4(c) to the Company's Report on Form 8-K dated as of September 3, 1996
     (the "1996 Form 8- K").

     (d) Rights Agreement dated as of September 3, 1996 between the        *
     Company and American Stock Transfer & Trust Company, as Rights
     Agent (the "1996 Rights Agreement") is incorporated by reference to Exhibit 4(b) to the 1996 Form 8-K.

10.  (a) Supply Agreement dated as of October 15, 1996, between
     Healthtech Products, Inc., Invacare Corporation and Everest &
     Jennings, Inc.

     (b) Supply Agreement, by and between Everest & Jennings, Inc. and P.T. Dharma Polimetal.

     (c) Employment Agreement dated as of July 8, 1981 (the "Selinger      *
     Agreement"), between the Company and Irwin Selinger is incorporated by reference to Exhibit 10(a) to the Company's
     Registration Statement on Form S-18 (Registration No.
     2-80107-NY).

     (d) Amendment to the Selinger Agreement dated as of July 8, 1991,     *
     is incorporated by reference to Exhibit 10.1 to the 1991
     Registration Statement.

     (e) Amendment to the Selinger Agreement dated as of May 3, 1996.

     (f) Agreement dated June 6, 1986 between the Company and Gould        *
     Investors, LP with respect to the sale and leaseback of 400 Rabro Drive, Hauppauge, NY is incorporated by reference to Exhibit
     10(rr) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (the "1986 10-K").

--------
*  Incorporated by reference.

     (g) Second Amendment to Lease, dated January 1, 1990, between the     *
       Company and Gould Investors, L.P. in incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K").

     (h) Lease dated January 1, 1987, between the Company and R-Three      *
       Investors with respect to the renting of 30,000 square feet at 135 Fell Court, Hauppauge, is incorporated by reference to
     Exhibit 10(tt) to the 1986 10-K.

     (i) Lease Extension Agreement, dated March 8, 1990 between the        *
     Company and R-Three Investors with respect to the renting of 30,000 square feet at 135 Fell Court, Hauppauge is incorporated by reference to Exhibit 10(hh) to the 1990 10-K.

     (j) Lease Agreement dated as of March 19, 1992, by and between NET 2, L.P. and Everest & Jennings, Inc.

     (k) Lease Agreement dated as of October 1, 1991 (the "Temco Lease     *
       Agreement"), by and between TEMCO National Corp. and Graham-Field, Inc. is incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended
     December 31, 1991 (the "1991 10-K").

     (l) Modification of Temco Lease Agreement dated as of May 18,         *
     1992,   by and between TEMCO National Corp. and Graham-Field
     Temco, Inc. is incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Year ended December
     31, 1992 (the "1992 10-K").

     (m) Amendment No. 2 to Temco Lease Agreement dated as of April        *
     13,   1994, by and between The Wendt-Bristol Health Services
     Corporation and Graham-Field Temco, Inc. is incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form
     10-K for the year ended December 31, 1995 (the "1995 10-K").

     (n) Amendment No. 3 to Temco Lease Agreement dated as of May 1,       *
     1995, by and between The Wendt-Bristol Health Services
     Corporation and Graham-Field Temco, Inc. is incorporated by reference to Exhibit 10(y) to the 1995 10-K.

     (o) Lease Agreement dated as of March 23, 1992, by and between        *
     The   Equitable Life Assurance Society of the United States and
     Graham-Field, Inc. is incorporated by reference to Exhibit 10(ff) to the 1991 10-K.

     (p) Lease Agreement dated as of March 21, 1996, by and between        *
     Graham-Field, Inc. and HIP Realty, Inc. is incorporated by reference to Exhibit 10(jj) to the 1995 10-K.

     (q) Lease Agreement dated as of April 10, 1996, by and between the Company and Stone Mountain Industrial Park, Inc.

--------
*  Incorporated by reference.

     (r) Lease Agreement dated as of August 1, 1996, by and between Owen Bros. Enterprises and Bobeck Medical Distribution.

     (s) Assignment, Assumption and Consent Agreement dated as of
     January 27, 1997 by and among Bobeck Medical Distribution, Owen Bros. Enterprises and the Company.

     (t) Lease Agreement dated as of September 19, 1996, by and between J & M, S.E. and Graham-Field Express (Puerto Rico), Inc.

     (u) Lease Agreement dated as of December 27, 1996, by and between Adaya Asset Washington, L.P. and Graham-Field, Inc.

     (v) Lease Agreement dated as of February 27, 1997, by and between Security Capital Industrial Trust and the Company.

     (w) Union contract dated April 16, 1996, between Graham-Field and Local 966 of International Brotherhood of Teamsters with respect to the collective bargaining agreement at the Hauppauge, New York facility.

     (x) Union contract dated September 10, 1996, between Graham-Field and Local 945 of International Brotherhood of Teamsters with respect to the collective bargaining agreement at the Temco, New Jersey facility.

     (y) Union contract dated July 24, 1996, between Everest &
     Jennings Canadian Limited and the United Steelworkers' of America on behalf of its Local 5338.

     (z) Union contract dated September 13, 1996, between Everest & Jennings Inc. and District No. 9, International Association of Machinists and Aerospace Workers.

     (aa) The Incentive Program is incorporated by reference to the        *
     Company's Registration Statements on Form S-8 (File Nos.
     33-37179, 33-38656, 33-48860, 033-60679 and 333-16993).

     (bb) Amendment No. 1 to the Incentive Program is incorporated by      *
     reference to Exhibit A to the Company's Proxy Statement dated as of May 10, 1991.

     (cc) Amendment No. 2 to the Incentive Program is incorporated by      *
     reference to Exhibit A to the Company's Proxy Statement dated as of May 14, 1992.

     (dd) Amendment No. 3 to the Incentive Program dated as of January     *
     28, 1993 is incorporated by reference to Exhibit 10(y) to the 1992 10-K.

     (ee) Amendment No. 4 to the Incentive Program dated as of June        *
     20, 1995 is incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No.
     033-60679).

     (ff) Amendment No. 5 to the Incentive Program dated as of             *
     December 21, 1995 is incorporated by reference to Exhibit 10(s) to the 1995 10-K.

--------
*  Incorporated by reference.

     (gg) Amendment No. 6 to the Incentive Program dated as of             *
     November 27, 1996 is incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No.
     333-16993).

     (hh) Agreement and Plan of Merger dated as of May 9, 1991, by and     *
     among Horizon International Healthcare, Inc., Aquatherm
     Acquisition Corp., Graham-Field, Inc., the Company, Tyler
     Schueler and John Shepherd is incorporated by reference to
     Exhibit 10 (cc) to the Company's 1991 10-K.

     (ii) Asset Purchase Agreement dated as of August 30, 1991, by and     *
     between TEMCO National Corp. and Graham-Field, Inc. is incorporated by reference to Exhibit (c)(1) to the Company's
     Current Report on Form 8-K dated as of October 12, 1991.

     (jj) John Hancock Mutual Life Insurance Note and Warrant              *
     Agreement dated as of March 12, 1992 is incorporated by reference to Exhibit 10(ee) to the 1992 10-K.

     (kk) Amendment dated as of December 31, 1992, to the John Hancock     *
     Mutual Life Insurance Note and Warrant Agreement is incorporated by reference to Exhibit 10(ff) to the 1992 10-K.

     (ll) Amendment dated as of June 30, 1993, to the John Hancock         *
     Mutual Life Insurance Note and Warrant Agreement is incorporated by reference as an Exhibit to the Company's
     Quarterly Report on Form 10-Q for the quarter ended September 30,
     1993.

     (mm) Amendment dated as of December 31, 1993, to the John Hancock     *
     Mutual Life Insurance Note and Warrant Agreement is incorporated by reference to Exhibit 10(dd) to the Company's
     Annual Report on Form 10- K for the year ended December 31, 1993.

     (nn) Amendment dated as of December 30, 1994, to the John Hancock     *
     Mutual Life Insurance Note and Warrant Agreement is incorporated by reference to Exhibit 10(ee) to the Company's
     Annual Report on Form 10- K for the year ended December 31, 1994.

     (oo) Asset Purchase Agreement dated as of May 28, 1993, by and        *
     among Graham-Field, Inc., Diamond Medical Equipment Corp.,
     National Health Care Equipment, Inc., Harvey Diamond and Peter
     Winocur is incorporated by reference to Exhibit (c)(1) to the Company's Current Report on Form 8-K dated as of June 5, 1992.

     (pp) Asset Purchase Agreement dated as of September 22, 1995, by      *
     and among Graham-Field Health Products, Inc., National Medical
     Excess Corp. and John Wittenberg is incorporated by reference to
     Exhibit 10(gg) to the 1995 10-K.

--------
*  Incorporated by reference.

   (qq) Asset Purchase Agreement dated as of March 4, 1996, by and         *
   between Graham-Field, Inc. and the Lumiscope Company, Inc. is incorporated by reference to Exhibit 10(hh) to the 1995 10-K.

   (rr) Rights Agreement dated as of September 3, 1996 between the         *
   Company and American Stock Transfer & Trust Company, as Rights
   Agent (the "1996 Rights Agreement") is incorporated by reference to Exhibit 4(b) to the Company's Report on Form 8-K dated as of September 3, 1996.

   (ss) Registration Rights Agreement, dated as of September 3,            *
   1996, between the Company and BIL is incorporated by reference to Exhibit 4(g) to the Company's Report on Form 8-K dated as of September 3, 1996.

   (tt) Amended and Restated Agreement and Plan of Merger dated as         *
   of September 3, 1996, and amended as of October 1, 1996, by and among the Company, E&J Acquisition Corp., Everest & Jennings
   International Ltd. and BIL is incorporated by reference to
   Exhibit 2(a) to the Company's Report on Form 8-K dated as of December 12, 1996.

   (uu) Stockholder Agreement, dated as of September 3, 1996, and          *
   amended and restated as of October 1, 1996, among the Company, BIL and Irwin Selinger is incorporated by reference to Exhibit
   4(b) to the Company's Report on Form 8-K dated as of December 12,
   1996.

   (vv) Promissory Note dated as of December 10, 1996, in the principal amount of $4 million made by the Company and payable to BIL Securities (Offshore) Limited.

   (ww) Asset Purchase Agreement dated as of September 4, 1996, by         *
   and among the Company, Graham-Field Express (Puerto Rico), Inc.
   ("GFPR"), and V.C. Medical Distributors, Inc. is incorporated by reference to Exhibit 2(a) to the Company's Report on Form 8-K dated as of September 17, 1996.

   (xx) Revolving Credit and Security Agreement dated as of December       *
   10, 1996 (the "Revolving Credit Agreement"), by and among IBJ
   Schroder Bank & Trust Company (as lender and as agent), the
   Company, Graham- Field, Inc., Graham-Field Express, Inc.,
   Graham-Field Temco, Inc., Graham-Field Distribution, Inc.,
   Graham-Field Bandage, Inc., Graham- Field Express (Puerto Rico),
   Inc., and Everest & Jennings, Inc. is incorporated by reference to Exhibit 10 to the Company's Report on Form 8-K dated as of December 23, 1996.

   (yy) Asset Purchase Agreement dated as of February 10, 1997, by         *
   and among the Company, Everest & Jennings Canadian Limited
   ("E&J Canada"), Motion 2000 Inc. ("Motion 2000"), and Motion 2000
   Quebec Inc. ("Motion Quebec") is incorporated by reference to
   Exhibit 2(a) to the Company's Report on Form 8-K dated as of March 12, 1997.

--------
*  Incorporated by reference.

     (zz) Stock Purchase Agreement dated as of March 7, 1997, by and       *
     among the Company, Everest & Jennings, Inc., Michael H. Dempsey, and Naomi C. Dempsey is incorporated by reference to Exhibit 2(a) to the Company's Report on Form 8-K dated as of March 20, 1997.

--------
*  Incorporated by reference.

22. Subsidiaries of the Company:

               Labtron Scientific Corporation
                 (a New York corporation)
               Patient Technology, Inc.
                 (a New York corporation)
               Graham-Field Express, Inc.
                 (a Delaware corporation)
               Bristoline, Inc.
                 (a New York corporation)
               Ventilator Corp.
                 (a New York corporation)
               Graham-Field, Inc.
                 (a New York corporation)
               Medisco, Inc.
                 (a Delaware corporation)
               ExNewt, Inc.
                 (a New York corporation)
               M.E. Team, Inc.
                 (a New Jersey corporation)
               Graham-Field Temco, Inc.
                 (a New Jersey corporation)
               AquaTherm Corp.
                 (a New Jersey corporation)
               Health and Medical Techniques, Inc.
                 (a Connecticut corporation)
               Graham-Field Distribution, Inc.
                 (a Missouri corporation)
               Graham-Field Bandage, Inc.
                 (a Rhode Island corporation)
               G.F.E. Healthcare Products Corp.
                 (a Delaware corporation)
               Graham-Field European Distribution
                     Corporation Limited
                 (an Ireland corporation)
               HealthTeam, Inc.
                 (a Delaware corporation)
               Graham-Field Express (Puerto Rico), Inc.
                 (a Delaware corporation)
               Graham-Field Express (Dallas), Inc.
                 (a Delaware corporation)
               Everest & Jennings International Ltd.
                 (a Delaware corporation)
               Everest & Jennings, Inc.
                 (a California corporation)
               Smith & Davis Manufacturing Company

                 (a Missouri corporation)
               Everest & Jennings de Mexico S.A. de C.V.
                 (a Mexico corporation)
               The Jennings Investment Company
                 (a California corporation)
               Everest & Jennings Canadian Ltd.
                 (a Canadian corporation)
               MCT Acquisition Corp.
                 (a Missouri corporation)
               Thompson Blair, Inc.
                 (a Missouri corporation)
               Freeway Investment Corp.
                 (a California corporation)
               Metal Products Corp.
                 (a California corporation)
               Professional Securities Corp.
                 (a Missouri corporation)
               International Medical Equipment Corp.
                 (a California corporation)
               Everest & Jennings Lifestyles
                 (a California corporation)
               Rabson Medical Sales, Ltd.
                 (a New York corporation)
               Kuschall of America, Inc.
                 (a California corporation)

24.  Consent of Independent Auditors.

14(b).  Reports on Form 8-K.

        The Company's Report on Form 8-K dated as of December 12, 1996 (Date of
        Event: November 27, 1996).

        The Company's Report on Form 8-K dated as of December 23, 1996 (Date of
        Event: December 10, 1996).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GRAHAM-FIELD HEALTH PRODUCTS, INC.

                                    By:  /s/ Irwin Selinger
                                        ---------------------------------------
                                        Irwin Selinger, Chairman of the
                                          Board and Chief Executive Officer
Date:  March 28, 1997

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                               Title                                   Date
     ---------                               -----                                   ----
/s/ Irwin Selinger                Chairman of the Board and Chief Execu-          March 28, 1997
-----------------------------     tive Officer (Principal Executive Officer
Irwin Selinger                    and Director)


/s/ Gary M. Jacobs                Vice President/Finance and Chief Finan-         March 28, 1997
-----------------------------     cial Officer (Principal Financial Officer)
Gary M. Jacobs

/s/ David P. Delaney, Jr.         Director                                        March 28, 1997
-----------------------------
David P. Delaney

/s/ Rodney F. Price               Director                                        March 28, 1997
-----------------------------
Rodney F. Price

/s/ Bevil J. Hogg                 Director                                        March 28, 1997
-----------------------------
Bevil J. Hogg

/s/ Dr. Harold Lazarus            Director                                        March 28, 1997
-----------------------------
Dr. Harold Lazarus

/s/ Louis A. Lubrano              Director                                        March 28, 1997
-----------------------------
Louis A. Lubrano

/s/ Andrew A. Giordano            Director                                        March 28, 1997
-----------------------------
Andrew A. Giordano

/s/ Robert Spiegel                Director                                        March 28, 1997
-----------------------------
Robert Spiegel

/s/ Steven D. Levkoff             Director                                        March 28, 1997
-----------------------------
Steven D. Levkoff

/s/Donald Press                   Director                                        March 28, 1997
-----------------------------
Donald Press
s
/s/ Peter Handal                  Director                                        March 28, 1997
-----------------------------
Peter Handal