Form 10-Q
period 1997-03-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1997-05-14
CIK 709136

                                    FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

(MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1997
                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From___________ to ____________

Commission file number 1-8801
                       ------

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           11-2578230
-----------------------------------------                ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

400 Rabro Drive East, Hauppauge, New York                        11788
-----------------------------------------                ----------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ___   ___

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes___ No___

                      Applicable Only to Corporate Issuers:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.025 Par Value--- 19,102,727 shares as of May 12, 1997

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------


                                    I N D E X
                                    ---------


Part I.  Financial Information:                                                                 Page
                                                                                                ----

         Item 1.  Financial Statements:


                           Condensed Consolidated Balance Sheets -
                           March 31, 1997 (Unaudited) and December 31, 1996
                           (Audited)                                                            3


                           Condensed Consolidated Statements of Operations for
                           the three months ended March 31, 1997 and 1996
                           (Unaudited)                                                          4


                           Condensed Consolidated Statements of Cash Flows for the
                           three months ended March 31, 1997 and 1996 (Unaudited)               5-6



                           Notes to Condensed Consolidated Financial Statements                 7-10



         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                  11-15




Part II. Other Information:


         Item 1.  Legal Proceedings                                                                16

         Item 4.  Submission of Matters to a Vote of Security Holders                              16

         Item 6.  Exhibits and Reports on Form 8-K                                                 16

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------

                                                                   March 31,            December 31,
         ASSETS                                                      1997                   1996
         ------                                                    ---------            ------------
                                                                  (unaudited)                                  (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                      $   2,141,000         $   1,552,000
  Accounts receivable - net                                         50,922,000            43,651,000
  Inventories                                                       49,625,000            45,810,000
  Other current assets                                               3,649,000             3,001,000
  Recoverable and prepaid income taxes                                 256,000               256,000
                                                                 -------------         -------------
         TOTAL CURRENT ASSETS                                      106,593,000            94,270,000

PROPERTY, PLANT AND EQUIPMENT - net                                 11,555,000            10,771,000
EXCESS OF COST OVER NET ASSETS ACQUIRED - net                       93,299,000            91,412,000
OTHER ASSETS                                                         4,950,000             5,112,000
DEFERRED TAX ASSET                                                     678,000               911,000
                                                                 -------------         -------------
         TOTAL ASSETS                                            $ 217,075,000         $ 202,476,000
                                                                 =============         =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Note payable to bank                                           $  33,469,000         $  13,985,000
  Current maturities of long-term debt                               2,569,000             2,016,000
  Accounts payable                                                  17,181,000            20,781,000
  Acceptances payable                                               14,800,000            19,800,000
  Accrued expenses                                                  22,226,000            25,283,000
                                                                 -------------         -------------
         TOTAL CURRENT LIABILITIES                                  90,245,000            81,865,000

LONG-TERM DEBT                                                       6,550,000             6,057,000
OTHER LONG-TERM LIABILITIES                                          1,522,000             1,752,000
                                                                 -------------         -------------
         TOTAL LIABILITIES                                          98,317,000            89,674,000

STOCKHOLDERS' EQUITY:
Series A preferred stock                                                    --                    --
Series B preferred stock                                            28,200,000            28,200,000
Series C preferred stock                                             3,400,000             3,400,000
Common stock                                                           475,000               467,000
Additional paid-in capital                                         105,421,000           101,569,000
(Deficit)                                                          (18,583,000)          (20,667,000)
Cumulative translation adjustment                                           --               (12,000)
                                                                 -------------         -------------
Subtotal                                                           118,913,000           112,957,000
Notes Receivable from sale of shares                                  (155,000)             (155,000)
                                                                 -------------         -------------

         TOTAL STOCKHOLDERS' EQUITY                                118,758,000           112,802,000

COMMITMENTS AND CONTINGENCIES

         TOTAL LIABILITIES AND STOCKHOLDERS'                     -------------         -------------
          EQUITY                                                 $ 217,075,000         $ 202,476,000
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

                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                     1997                1996
                                                 -----------         -----------
REVENUES:
 Operations                                      $51,204,000         $26,929,000
 Interest and other income                           128,000             419,000
                                                 -----------         -----------
                                                  51,332,000          27,348,000
COST AND EXPENSES:
 Cost of revenues                                 34,657,000          18,502,000
 Selling, general and administrative              12,149,000           7,329,000
 Interest expense                                    972,000             589,000
                                                 -----------         -----------

                                                  47,778,000          26,420,000
                                                 -----------         -----------

INCOME BEFORE INCOME TAXES                         3,554,000             928,000

INCOME TAXES                                       1,470,000             418,000
                                                 -----------         -----------

NET  INCOME                                      $ 2,084,000         $   510,000
                                                 ===========         ===========

PER SHARE DATA:

NET INCOME PER SHARE                             $       .09         $       .04
                                                 ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                     24,181,000          14,182,000
                                                 ===========         ===========


See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                                   (Unaudited)

                                                                  Three Months Ended
                                                                        March 31
                                                                  ------------------
                                                              1997                 1996
                                                          ------------         -----------

OPERATING ACTIVITIES
 Net income                                               $  2,084,000         $   510,000
 Adjustments to reconcile net
  income to net cash (used in) provided by
   operating activities:
     Depreciation and amortization                           1,459,000             794,000
     Provision for losses on accounts
      receivable                                               231,000             132,000
     Deferred income taxes                                     833,000             418,000
     Gain on sale of product line                                   --            (360,000)
     Changes in operating assets and
      liabilities:
        Accounts receivable                                 (5,212,000)         (1,185,000)
        Inventories, other current assets and
         recoverable and prepaid income taxes               (2,705,000)         (1,217,000)
        Accounts payable and accrued expenses               (8,976,000)          1,383,000
                                                          ------------         -----------
                  NET CASH (USED IN) PROVIDED BY
                       OPERATING ACTIVITIES                (12,286,000)            475,000
                                                          ------------         -----------


INVESTING ACTIVITIES
 Purchases of property, plant and equipment                   (884,000)            (97,000)
 Notes receivable from officers                                     --             (94,000)
 Acquisitions, net of cash required                           (616,000)                 --
 Initial payment in connection with acquisition                     --            (500,000)
 Proceeds from sale of property, plant & equipment              24,000                  --
 Proceeds from sale of product line                                 --             500,000
 Net decrease (increase) in other assets                        14,000             (78,000)
                                                          ------------         -----------
                  NET CASH USED IN INVESTING
                            ACTIVITIES                    $ (1,462,000)        $  (269,000)
                                                          ------------         -----------


See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                                   (Unaudited)


                                                              Three Months Ended
                                                                    March 31
                                                              ------------------
                                                          1997                 1996
                                                      ------------         -----------

FINANCING ACTIVITIES

Proceeds from notes payable and long-term debt         $ 61,921,000         $   500,000
Principal payments on notes payable and long-term debt  (42,787,000)         (3,632,000)
Proceeds from acceptances                                 3,500,000           3,000,000
Payments on acceptances                                  (8,500,000)                 --
Proceeds on exercise of stock options                       203,000              76,000
                                                       ------------         -----------
         NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                      14,337,000             (56,000)
                                                       ------------         -----------

         INCREASE IN CASH AND CASH EQUIVALENTS              589,000             150,000

         CASH AND CASH EQUIVALENTS AT
               BEGINNING OF PERIOD                        1,552,000             214,000
                                                       ------------         -----------

         CASH AND CASH EQUIVALENTS AT
               END OF PERIOD                           $  2,141,000         $   364,000
                                                       ============         ===========


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

1.       GENERAL

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 (unaudited), the results of operations for the three months ended March 31, 1997 and 1996 (unaudited) and the statements of cash flows for the three months ended March 31, 1997 and 1996 (unaudited).

         Additionally, it should be noted that the accompanying financial statements and notes thereto do not purport to be complete disclosures in conformity with generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Inventories at March 31, 1997 have been valued at average cost based on perpetual records or the gross profit method.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." The new standard applies to entities with publicly held common stock, and simplifies the current standards for computing earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. The standard requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution by giving effect to all dilutive common shares outstanding during the period. The standard is effective for financial statements issued for periods after December 15, 1997, and requires restatement of all prior EPS data presented. The Company has not yet determined the impact of this standard on the consolidated financial statements.

         The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results for the full year.

         Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.       NET INCOME PER SHARE

         Net income per common share for 1997 and 1996 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. For the 1997 period, net income per common share was calculated assuming the conversion of both the Series B Cumulative Convertible Preferred Stock and the Series C Cumulative Convertible Preferred Stock into an aggregate of 4,435,484 common shares and the elimination of a dividend of 1.5% on both series of preferred stock in the aggregate amount of $266,250.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                                   (Unaudited)

3.       INVENTORIES

         Inventories consist of the following:

                                                  March 31               December 31
                                                    1997                    1996
                                                -----------              -----------
                  Raw materials                 $10,983,000             $ 8,423,000
                  Work-in-process                 3,925,000               4,430,000
                  Finished goods                 34,717,000              32,957,000
                                               ------------             -----------
                                                $49,625,000             $45,810,000
                                                ===========             ===========


4.       INCOME TAXES

         As of March 31, 1997, the Company has recorded net deferred tax assets of $678,000. These tax assets are primarily comprised of net operating loss carryforwards (including those acquired in connection with the Everest & Jennings acquisition), which expire at various dates from 2008 to 2010, and investment, research & development, jobs tax and AMT credits. For financial reporting purposes, due to prior year losses of Everest & Jennings and SRLY limitations, a full valuation allowance has been recognized in connection with the acquisition of Everest & Jennings to offset the net deferred tax assets related to the acquired tax attributes. If realized, the tax benefit for such items will be recorded as a reduction to the excess cost over net assets acquired.

         In addition, the Company provided in the fourth quarter of 1996, a valuation allowance of $400,000 relating to tax credits as such credits are available only through the expiration dates (primarily 1999) and only after the utilization of net operating loss carryforwards and an additional valuation allowance of $600,000 against a portion of its remaining net deferred tax asset due to the acquisition of Everest & Jennings. The amount of the realizable remaining deferred tax asset could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

5.       OTHER MATTERS

         On February 28, 1997, Everest & Jennings Canada, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2.9 million (Canadian Dollars) (approximately $2.15 million). The purchase price was paid by the issuance of 187,733 shares of the common stock of the Company valued at $11.437 per share, of which 28,095 shares were delivered into escrow. The purchase price is subject to adjustment if the final determination of the closing date net book value of the assets acquired is equal to or less than Cdn. $450,000 (Canadian Dollars) (approximately $333,000). All of the escrowed shares will be held in escrow until the earlier to occur (the "Initial Release Date") of June 28, 1997, or the final resolution of the purchase price. On the Initial Release Date, a portion of the escrowed shares will be released in an amount equal to the difference between (i) 28,095 shares and (ii) the sum of the number of (x) any escrowed shares subject to any indemnification claims, (y) any escrowed shares used to satisfy any adjustment to the purchase price, and (z) 18,729 shares. The balance of the escrowed shares will be released on December 31, 1997, subject to any claims for indemnification. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $1.9 million.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

       On March 7, 1997, Everest & Jennings, a wholly-owned subsidiary of the Company, acquired Kuschall of America, Inc. ("Kuschall"), a manufacturer of pediatric wheelchairs, high-performance adult wheelchairs and other rehabilitation products, for a purchase price of $1,510,000, representing the net book value of Kuschall. The purchase price was paid by the issuance of 116,154 shares of the common stock of the Company valued at $13.00 per share, of which 23,230 shares were delivered into escrow. The escrow shares will be released on March 7, 1999, subject to any purchase price adjustments in favor of the Company and claims for indemnification. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date.

         On November 27, 1996, the Company acquired Everest & Jennings, pursuant to the terms and provisions of the Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996 and amended as of October 1, 1996 (the "Merger Agreement"), by and among the Company, Everest & Jennings, Everest & Jennings Acquisition Corp., a wholly-owned subsidiary of the Company and BIL (Far East Holdings) Limited ("BIL"), a Hong Kong corporation and the majority stockholder of Everest & Jennings. The acquisition of Everest & Jennings has been accounted for under the purchase method of accounting and, accordingly, the operating results of Everest & Jennings have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $62.2 million.

         On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products in Puerto Rico, for a purchase price consisting of $1,703,829 in cash, and the issuance of 32,787 shares of common stock of the Company, valued at $7.625 per share representing the closing market price of the common stock of the Company on the last trading day immediately prior to the closing. In addition, the Company assumed certain liabilities of V.C. Medical in the amount of $296,721. Under the terms of the transaction, in the event the pre-tax income of the acquired business equals or exceeds $1,000,000 during the twelve (12) months following the closing date, an additional $500,000 will be paid to V.C. Medical. The shares were delivered into escrow, and will be held in escrow until February 4, 1998, subject to any claims for indemnification in favor of the Company. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $988,000.

         The following summary presents unaudited pro-forma consolidated results of operations for the three months ended March 31, 1997 and 1996 as if the acquisitions described above occurred at the beginning of each of 1997 and 1996. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired. The 1996 pro-forma information does not include the write-off of certain purchased in-process research and development costs of $12,800,000 and merger related expenses of $3,000,000 associated with the acquisition of Everest & Jennings on November 27, 1996 or the extraordinary item relating to the early retirement of indebtedness under the John Hancock Guaranteed Senior Notes. The pro-forma net loss per common share for 1996 has been calculated by assuming the payment of a dividend of 1.5% on both the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of $266,250 for the three months ended March 31, 1996. Conversion of the preferred stock was not assumed since the result would have been antidilutive.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                                   (Unaudited)

                                                           Pro-forma
                                                          -----------
                                                    1997               1996
                                                -----------        ------------
Net Revenues                                    $52,616,000        $ 47,174,000
                                                ===========        ============

Income (Loss) Before Income Taxes               $ 3,510,000        $   (446,000)

Income Taxes                                      1,450,000              30,000
                                                -----------        ------------

Net Income (Loss)                               $ 2,060,000        $   (476,000)
                                                ===========        ============

Net Income (Loss) per Share                     $       .09        $       (.04)
                                                ===========        ============

Weighted Average Number of Common and
Dilutive Common Equivalent Shares
Outstanding                                      24,384,000          18,888,000
                                                ===========        ============



6.       LEGAL PROCEEDINGS

         On April 28, 1997, the Company settled the civil product liability lawsuit (Chris Trew et al. vs. Smith and Davis Manufacturing Company, Inc., No. SF95-354) against Smith & Davis Manufacturing Company, a wholly-owned subsidiary of Everest & Jennings, and the related case filed in the Circuit Court of the County of St. Louis, Missouri (Chris Trew, et. al. v. Everest & Jennings, et al., Cause No. 96CC-000456, Division 39). The settlement was funded by Everest & Jennings' insurance carriers and BIL under the indemnification terms and provisions contained in the Amended and Restated Stockholder Agreement dated as of September 3, 1996, as amended on September 19, 1996, by and among BIL, the Company and Irwin Selinger.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

         This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements relate to (i) the expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company's customers, (iv) the opening of new distribution and warehouse facilities, including the expansion of the Graham-Field Express program, (v) obtaining regulatory and governmental approvals, (vi) the upgrading of the Company's technological resources and systems and (vii) the retention of the Company's earnings for use in the operation and expansion of the Company's business.

         Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the termination of the Company's exclusive homecare bed supply agreement, the termination of the Company's exclusive wheelchair supply agreement, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, adverse litigation results, the acceptance and quality of new software and hardware products which will enable the Company to expand its business, the acceptance and ability to manage the Company's operations in foreign markets, possible disruptions in the Company's computer systems or distribution technology systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q, the Company's annual report on Form 10-K for the year ended December 31, 1996, and the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4 dated as of October 18, 1996.

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

Operating Revenues

         Operating revenues were $51,204,000 for the three months ended March 31, 1997, representing an increase of 90% from the same period in the prior year. Revenues for the first quarter of 1997 included the Company's first full quarter of results for Everest & Jennings of approximately $11.8 million. Operating revenues, without Everest & Jennings, increased in excess of 46% from the same period in the prior year. The increase in operating revenues, excluding the revenues attributable to Everest & Jennings, was primarily attributable to the continued roll-out of the Company's innovative "Graham-Field Express" program, the expansion of the Company's Consolidation Advantage Program ("CAP"), the introduction of new product lines and the Company's acquisition of the Motion 2000 Companies on February 28, 1997 and Kuschall of America, Inc. on March 7, 1997.

         In March 1996, Graham-Field Express was introduced to offer "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. Revenues attributable to Graham-Field Express were approximately $7,122,000 and $733,000 for the three months ended March 31, 1997 and 1996, respectively. On September 4, 1996, the Company acquired V.C. Medical Distributors, Inc. ("V.C. Medical"), a regional home healthcare wholesaler located in Puerto Rico. V.C. Medical currently operates as Graham-Field Express (Puerto Rico). Revenues attributable to Graham-Field Express (Puerto Rico) were approximately $1,717,000 for the three months ended March 31, 1997. On January 29, 1997, the Company acquired Bobeck Medical Distributors ("Bobeck Medical"), a wholesale distributor of medical products. Bobeck Medical currently operates as Graham-Field Express (Dallas). Revenue attributable to Graham-Field Express (Dallas) was approximately $471,000 for the three months ended March 31, 1997.

         The Company plans to open an additional three (3) to four (4) Graham-Field Express sites in 1997 and eight (8) in 1998. A new Graham-Field Express location opened in Baltimore, Maryland in April 1997. By late 1999, the Company plans to have a total of approximately twenty-five (25) Graham-Field Express locations serving all of the major U.S. markets.

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

Interest and Other Income

         Interest and other income for the three months ended March 31, 1997 was $128,000, as compared to $411,000 for the same period last year. The decrease is primarily attributable to the gain of $360,000 recorded in 1996 from the sale of the Company's Gentle Expressions(R) breast pump product line.

Cost of Revenues

         Cost of revenues as a percentage of operating revenues decreased for the three months ended March 31, 1997, to 67.7% as compared to 68.7% for the same period last year. The decrease is primarily attributable to the improved operational efficiencies associated with the manufacture and distribution of the Company's product lines and improved purchasing activities.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of operating revenues for the three months ended March 31, 1997 was 24%, as compared to 27% in the same period last year. The decrease is attributable to a number of factors, including the expansion of the Graham-Field Express program in 1997, which contributes revenue with a lower percentage of selling, general and administrative expenses, as well as continued efficiencies generated by the Company's distribution network.

Interest Expense

         Interest expense for the three months ended March 31, 1997 increased to $972,000 as compared to $589,000 for the same period last year. The increase is primarily due to increased borrowings as compared to the same period last year. The increased borrowings are attributable to the Company's continued expansion, including the acquisition of Everest & Jennings and the "roll-out" of the Graham-Field Express program.

Net Income

         Income before income taxes for the three months ended March 31, 1997 was $3,554,000, as compared to $928,000 for the same period last year, an increase of $2,626,000, or 283%. The increase is primarily due to the increase in revenues, the increase in the gross profit margin, and the decrease in selling, general and administrative expenses as a percentage of operating revenue.

         Net income for the three months ended March 31, 1997 was $2,084,000, as compared to $510,000 for the same period last year, an increase of 309%. The Company recorded income tax expense of $1,470,000 for the three months ended March 31, 1997, as compared to $418,000 for the same period last year. As of March 31, 1997, the Company had a deferred tax asset of $678,000, primarily comprised of net operating loss carryforwards (including those acquired in connection with an acquisition) and investment, research and development, jobs tax and alternative minimum tax credits. The Company has provided a valuation allowance of approximately $400,000 in the fourth quarter of 1996 because certain tax credits are available only through their expiration dates, and only after the utilization of available net operating loss carryforwards. In addition, a full valuation allowance has been recognized to offset the deferred assets related to the acquired tax attributes. If realized, the tax benefit for those items will be recorded as a reduction of goodwill. The Company also provided an additional valuation allowance of $600,000 in the fourth quarter of 1996 as a charge to income tax expense against a portion of the remaining net deferred tax asset due to the recent acquisition of Everest & Jennings. The balance of the deferred tax asset will continue to be evaluated by management as to its realizability on a quarterly basis. The amount of the deferred tax asset considered realizable could be reduced in the near future if estimates of future taxable income during the carryforward period are reduced. Uncertainties which may impact the future realizability but are not expected to occur, include a decline in sales and margins resulting from a possible loss of market share and increased competition.

         The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

         The Company had working capital of $16,348,000 at March 31, 1997, as compared to $12,405,000 at December 31, 1996. The increase in working capital is primarily attributable to the cash provided by the Company's net income of $2,084,000, which reflects $1,459,000 of depreciation and amortization expense and the net current assets acquired in connection with the Company's acquisitions during the three months ended March 31, 1997.

         Cash used in operations for the three months ended March 31, 1997 was $12,286,000, as compared to cash provided by operations of $475,000 in the same period last year. The principal reasons for the decrease in cash provided by operations were the Company's net income offset by increases in accounts receivable and inventory levels related to increased revenue levels and the reduction in accounts payable and accrued expenses.

         The Company anticipates that its cash flow from operations, together with its current cash balance, and the proceeds from its credit facility will be sufficient to meet its working capital requirements.

Financing

        On December 10, 1996, the Company entered into a Credit Facility (as defined below) for up to $55 million of borrowings, including letters of credit and banker's acceptances, arranged by IBJ Schroder Bank & Trust Company ("Credit Facility"), as agent. The proceeds from the Credit Facility were used to (i) refinance certain existing indebtedness of the Company, including the indebtedness (a) under the John Hancock Guaranteed Senior Notes and (b) to The Chase Manhattan Bank and (ii) to provide for working capital needs of the Company. Under the terms of the Credit Facility, borrowings bear interest, at the option of the Company at the bank's prime rate (8.25% at March 31, 1997) or 2.25% above LIBOR, or 1.5% above the bank's bankers' acceptance rate. The Credit Facility is secured by the Company's receivables, inventory and proceeds thereof.

         The Credit Facility contains certain customary terms and provisions, including limitations with respect to the incurrence of additional debt, liens, transactions with affiliates, consolidations, mergers and acquisitions, sales of assets, dividends and other distributions (other than the payment of dividends to BIL (Far East Holdings) Limited ("BIL")) in accordance with the terms of the Series B and Series C Cumulative Convertible Preferred Stock. In addition, the Credit Facility contains certain financial covenants, which become effective as of the end of the fiscal quarter ending June 30, 1997, including a cash flow coverage and leverage ratio, and an earnings before interest and taxes covenant.

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

         On May 9, 1997, an affiliate of BIL loaned $5 million to the Company at an interest rate of 8.5% per annum. Under the terms of the loan arrangement, interest is payable quarterly with principal payable upon the earlier to occur of the Company's completion of any private or public offering of debt or equity securities or May 9, 1998.

Part II.  Other Information

Item 1. Legal Proceedings

         On April 28, 1997, the Company settled the civil product liability lawsuit (Chris Trew et al. vs. Smith and Davis Manufacturing Company, Inc., No. SF95-354) against Smith & Davis Manufacturing Company, a wholly-owned subsidiary of Everest & Jennings, and the related case filed in the Circuit Court of the County of St. Louis, Missouri (Chris Trew, et. al. v. Everest & Jennings, et al., Cause No. 96CC-000456, Division 39). The settlement was funded by Everest & Jennings' insurance carriers and BIL under the indemnification terms and provisions contained in the Amended and Restated Stockholder Agreement dated as of September 3, 1996, as amended on September 19, 1996, by and among BIL, the Company and Irwin Selinger.

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

Item 4.  Submission of Matters to a vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Amendment No. 1, dated as of May 1, 1997, to the Amended and Restated Stockholder Agreement, dated as of September 3, 1996, as amended on September 19, 1996, by among Graham-Field Health Products, Inc., BIL (Far East Holdings) Limited and Irwin Selinger.

Reports on Form 8-K:

Form 8-K filed on March 12, 1997 (Date of Event: February 28, 1997).

Form 8-K filed on March 21, 1997 (Date of Event: March 7, 1997).

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                                  (Registrant)



Date:  May 14, 1997                       s/Irwin Selinger
                                       ----------------------------------------
                                                    Irwin Selinger
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:  May 14, 1997                       s/Gary M. Jacobs
                                       ----------------------------------------
                                                   Gary M. Jacobs
                                            Vice President - Finance
                                         Chief Financial and Accounting Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION                         PAGE NO.
-------                          -----------                         --------

                   Amendment No. 1, dated as of May 1,
                   1997, to the Amended and Restated
                   Stockholder Agreement, dated as of
                   September 3, 1996, as amended on
                   September 19, 1996, by among
                   Graham-Field Health Products, Inc., BIL
                   (Far East Holdings) Limited and Irwin
                   Selinger.