Form 10-Q/A
period 1997-03-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1997-07-09
CIK 709136

                                 FORM 10-Q/A

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

                                                                  Three Months Ended
                                                                        March 31
                                                                  ------------------
                                                              1997                 1996
                                                          ------------         -----------

OPERATING ACTIVITIES
 Net income                                               $  2,084,000         $   510,000
 Adjustments to reconcile net
  income to net cash (used in) provided by
   operating activities:
     Depreciation and amortization                           1,459,000             794,000
     Provision for losses on accounts
      receivable                                               231,000             132,000
     Deferred income taxes                                     833,000             418,000
     Gain on sale of product line                                   --            (360,000)
     Changes in operating assets and
      liabilities:
        Accounts receivable                                 (5,212,000)         (1,185,000)
        Inventories, other current assets and
         recoverable and prepaid income taxes               (2,705,000)         (1,217,000)
        Accounts payable and accrued expenses               (8,976,000)          1,383,000
                                                          ------------         -----------
                  NET CASH (USED IN) PROVIDED BY
                       OPERATING ACTIVITIES                (12,286,000)            475,000
                                                          ------------         -----------


INVESTING ACTIVITIES
 Purchases of property, plant and equipment                   (884,000)            (97,000)
 Notes receivable from officers                                     --             (94,000)
 Acquisitions, net of cash acquired                           (616,000)                 --
 Initial payment in connection with acquisition                     --            (500,000)
 Proceeds from sale of property, plant & equipment              24,000                  --
 Proceeds from sale of product line                                 --             500,000
 Net decrease (increase) in other assets                        14,000             (78,000)
                                                          ------------         -----------
                  NET CASH USED IN INVESTING
                            ACTIVITIES                    $ (1,462,000)        $  (269,000)
                                                          ------------         -----------


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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                                   (Unaudited)

                                                           Pro-forma
                                                          -----------
                                                    1997               1996
                                                -----------        ------------
Net Revenues                                    $52,616,000        $ 47,174,000
                                                ===========        ============

Income (Loss) Before Income Taxes               $ 3,510,000        $   (446,000)

Income Taxes                                      1,435,000              30,000
                                                -----------        ------------

Net Income (Loss)                               $ 2,075,000        $   (476,000)
                                                ===========        ============

Net Income (Loss) per Share                     $       .09        $       (.04)
                                                ===========        ============

Weighted Average Number of Common and
Dilutive Common Equivalent Shares
Outstanding                                      24,384,000          18,888,000
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

Interest and Other Income

         Interest and other income for the three months ended March 31, 1997 was $128,000, as compared to $419,000 for the same period last year. The decrease is primarily attributable to the gain of $360,000 recorded in 1996 from the sale of the Company's Gentle Expressions(R) breast pump product line.

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



                                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                                  (Registrant)



Date:  July 9, 1997                       s/Irwin Selinger
                                       ----------------------------------------
                                                    Irwin Selinger
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:  July 9, 1997                       s/Gary M. Jacobs
                                       ----------------------------------------
                                                   Gary M. Jacobs
                                            Vice President - Finance
                                         Chief Financial and Accounting Officer