Form 10-Q
period 1997-06-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1997-08-08
CIK 709136

                                    FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

(MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1997

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From __________ to __________

Commission file number 1-8801

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

      Common Stock, $.025 Par Value --- 19,982,694 shares as of August 5, 1997

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES



                                    I N D E X



Part I.  Financial Information:                                                               Page
         Item 1.  Financial Statements:


                           Condensed Consolidated Balance Sheets -
                           June 30, 1997 (Unaudited) and December 31, 1996
                           (Audited)                                                           3


                           Condensed Consolidated Statements of Operations for
                           the three and six months ended June 30, 1997 and 1996
                           (Unaudited)                                                         4


                           Condensed Consolidated Statements of Cash Flows for
                           the six months ended June 30, 1997 and 1996 (Unaudited)             5-6


                           Notes to Condensed Consolidated Financial Statements
                           (Unaudited)                                                        7-12


         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               13-18




Part II. Other Information:


         Item 1.  Legal Proceedings                                                             19

         Item 4.  Submission of Matters to a Vote of Security Holders                           19

         Item 6.  Exhibits and Reports on Form 8-K                                              19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES


                                                         June 30,          December 31,
         ASSETS                                           1997                  1996
         ------                                           ----                  ----
                                                      (unaudited)            (audited)
CURRENT ASSETS:
  Cash and cash equivalents                          $   1,980,000         $   1,552,000
  Accounts receivable - net                             63,016,000            43,651,000
  Inventories                                           51,421,000            45,810,000
  Other current assets                                   6,099,000             3,001,000
  Recoverable and prepaid income taxes                     256,000               256,000
                                                     -------------         -------------
         TOTAL CURRENT ASSETS                          122,772,000            94,270,000

PROPERTY, PLANT AND EQUIPMENT - net                     12,846,000            10,771,000
EXCESS OF COST OVER NET ASSETS ACQUIRED - net           99,677,000            91,412,000
OTHER ASSETS                                             5,717,000             5,112,000
DEFERRED TAX ASSET                                              --               911,000
                                                     -------------         -------------
         TOTAL ASSETS                                $ 241,012,000         $ 202,476,000
                                                     =============         =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to bank                               $  49,150,000         $  13,985,000
  Current maturities of long-term debt                   2,550,000             2,016,000
  Accounts payable                                      22,010,000            20,781,000
  Acceptances payable                                    3,500,000            19,800,000
  Accrued expenses                                      20,833,000            25,283,000
                                                     -------------         -------------
         TOTAL CURRENT LIABILITIES                      98,043,000            81,865,000

LONG-TERM DEBT                                          11,065,000             6,057,000
OTHER LONG-TERM LIABILITIES                              1,522,000             1,752,000
                                                     -------------         -------------
         TOTAL LIABILITIES                             110,630,000            89,674,000

STOCKHOLDERS' EQUITY:
Series A preferred stock                                        --                    --
Series B preferred stock                                28,200,000            28,200,000
Series C preferred stock                                 3,400,000             3,400,000
Common stock                                               496,000               467,000
Additional paid-in capital                             114,881,000           101,569,000
(Deficit)                                              (16,500,000)          (20,667,000)
Cumulative translation adjustment                           60,000               (12,000)
                                                     -------------         -------------
Subtotal                                               130,537,000           112,957,000
Notes receivable from sale of shares                      (155,000)             (155,000)
                                                     -------------         -------------

         TOTAL STOCKHOLDERS' EQUITY                    130,382,000           112,802,000

COMMITMENTS AND CONTINGENCIES                                   --                    --

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                     $ 241,012,000         $ 202,476,000
                                                     =============         =============

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)



                                              Three Months Ended              Six Months Ended
                                                    June 30                        June 30
                                             1997             1996            1997           1996
                                             ----             ----            ----           ----
REVENUES:

   Medical equipment and supplies         $57,592,000    $ 29,582,000    $108,796,000    $56,511,000

   Interest and other income                  236,000          46,000         364,000        465,000
                                          -----------    ------------    ------------    -----------

                                           57,828,000      29,628,000     109,160,000     56,976,000

COST AND EXPENSES:

   Cost of revenues                        38,722,000      19,881,000      73,379,000     38,383,000

   Selling, general and administrative     13,720,000       7,614,000      25,869,000     14,943,000

   Interest expense                         1,147,000         652,000       2,119,000      1,241,000
                                          -----------    ------------    ------------    -----------

                                           53,589,000      28,147,000     101,367,000     54,567,000

INCOME BEFORE INCOME TAXES                  4,239,000       1,481,000       7,793,000      2,409,000

INCOME TAXES                                1,623,000         666,000       3,093,000      1,084,000
                                          -----------    ------------    ------------    -----------

NET INCOME                                  2,616,000         815,000       4,700,000      1,325,000

PREFERRED STOCK DIVIDENDS                     267,000              --         533,000             --
                                          -----------    ------------    ------------    -----------

NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                     $ 2,349,000    $    815,000    $  4,167,000    $ 1,325,000
                                          ===========    ============    ============    ===========

PER SHARE DATA (NOTE 2):

         NET INCOME PER SHARE             $       .11    $        .06    $        .19    $       .09
                                          ===========    ============    ============    ===========

         WEIGHTED AVERAGE
         NUMBER OF COMMON
         AND COMMON
         EQUIVALENT SHARES
         OUTSTANDING                       24,734,000      14,547,000      24,344,000     14,364,000
                                          ===========    ============    ============    ===========

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                                   Six Months Ended
                                                                        June 30
                                                               1997                1996
                                                               ----                ----
OPERATING ACTIVITIES
Net income                                                 $  4,700,000         $ 1,325,000

Adjustments to reconcile net
   income to net cash (used in) provided by
   operating activities:
     Depreciation and amortization                            2,636,000           1,602,000
     Provision for losses on accounts receivable                402,000             274,000
     Deferred income taxes                                      911,000           1,084,000
     Gain on sale of product line                                    --            (360,000)
     Changes in operating assets and
      liabilities:
      Accounts receivable                                   (14,832,000)         (5,303,000)
      Inventories, other current assets and
         recoverable and prepaid income taxes                (4,984,000)         (2,072,000)
      Accounts and acceptances payable and
         accrued expenses                                    (6,832,000)          5,584,000
                                                           ------------         -----------

         NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIES                               (17,999,000)          2,134,000
                                                           ------------         -----------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                   (1,611,000)           (406,000)
Acquisitions, net of cash acquired                           (1,003,000)                 --
Notes receivable from officers                                       --             (94,000)
Increase in excess of cost over net assets acquired            (559,000)                 --
Initial payment in connection with acquisition                       --            (500,000)
Proceeds from sale of product line                                   --             500,000
Proceeds from sale of assets under leveraged lease                   --             487,000
Net increase in other assets                                   (802,000)           (115,000)
                                                           ------------         -----------

         NET CASH USED IN INVESTING
         ACTIVITIES                                        $ (3,975,000)        $  (128,000)
                                                           ------------         -----------

See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30
                                                          1997                  1996
                                                          ----                  ----
FINANCING ACTIVITIES

Proceeds from notes payable and long-term debt        $ 118,747,000         $ 1,500,000
Payments on notes payable and long-term debt            (80,636,000)         (3,755,000)
Payments on acceptances payable, net                    (16,300,000)                 --
Proceeds on exercise of stock options                       591,000             432,000
                                                      -------------         -----------


         NET CASH PROVIDED BY (USED IN)                  22,402,000          (1,823,000)
                                                      -------------         -----------
                  FINANCING ACTIVITIES

         INCREASE IN CASH AND CASH EQUIVALENTS              428,000             183,000

         CASH AND CASH EQUIVALENTS AT
                  BEGINNING OF PERIOD                     1,552,000             214,000
                                                      -------------         -----------

         CASH AND CASH EQUIVALENTS AT
                  END OF PERIOD                       $   1,980,000         $   397,000
                                                      =============         ===========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)



1.       GENERAL

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 (unaudited), the results of operations for the three and six months ended June 30, 1997 and 1996 (unaudited) and the statements of cash flows for the six months ended June 30, 1997 and 1996 (unaudited).

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

         Inventories at June 30, 1997 have been valued at average cost based on perpetual records or the gross profit method.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter and six month period ended June 30, 1997 of $.01 and $.03 per share, respectively. The impact of Statement 128 on the calculation of primary earnings per share for the quarter and six month period ended June 30, 1996 and the calculation of fully diluted earnings per share for all periods is not expected to be material.

         The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of results for the full year.

         Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.       NET INCOME PER SHARE

         Net income per common share for 1997 and 1996 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. For the 1997 period, net income per common share was calculated assuming the conversion of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and the Series C

Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") into an aggregate of 4,435,484 common shares and the elimination of a dividend of 1.5% on the Series B and Series C Preferred Stock in the aggregate amount of $266,250 and $532,500, respectively for the three and six month periods ended June 30, 1997.

3.       INVENTORIES

         Inventories consist of the following:

                                                 June 30,               December 31,
                                                   1997                     1996
                                                   ----                     ----
                  Raw materials               $  12,585,000             $ 8,423,000
                  Work-in-process                 4,420,000               4,430,000
                  Finished goods                 34,416,000              32,957,000
                                              -------------             -----------
                                              $  51,421,000             $45,810,000
                                              =============             ===========

4.       INCOME TAXES

         As of June 30, 1997, the Company has recorded net deferred tax assets primarily comprised of net operating loss carryforwards acquired in connection with the Everest & Jennings acquisition, which expire at various dates from 2008 to 2010. For financial reporting purposes, due to losses of Everest & Jennings incurred prior to the Company's acquisition and SRLY limitations, a full valuation allowance has been recognized in connection with the net operating loss carryforwards of Everest & Jennings to offset the net deferred tax asset. If realized, the tax benefit for such items will be recorded as a reduction to the excess of cost over net assets acquired.

         The effective tax rate for the quarter ended June 30, 1997 is lower than the rate for the quarter ended March 31, 1997 primarily due to the percentage of income earned by foreign entities which are taxed at lower rates. Deferred taxes have not been provided on the undistributed earnings of the foreign entities since it is management's intention to invest such earnings in the entities indefinitely.

5.       ACQUISITION OF BUSINESS

         On June 25, 1997, the Company acquired all of the capital stock of LaBac Systems, Inc., a Colorado corporation ("LaBac"), in a merger transaction pursuant to an Agreement and Plan of Merger dated June 25, 1997 (the "Merger Agreement"), by and among the Company, LaBac Acquisition Corp., a wholly-owned subsidiary of the Company ("GFI Sub"), LaBac, Gregory A. Peek and Michael L. Peek (collectively, the "Selling Stockholders"). LaBac, a privately-owned Company, manufactures and distributes custom power wheelchair seating systems and manual wheelchairs throughout North America. In connection with the acquisition, LaBac became a wholly-owned subsidiary of the Company, and the Selling Stockholders of LaBac received in the aggregate 772,557 shares (the "GFI Shares") of common stock of the Company valued at $11.77 per share in exchange for all of the issued and outstanding shares of the capital stock of LaBac. In addition, 77,255 of the GFI Shares were placed in escrow for a period of one (1) year following the Effective Date of the Merger for payment of indemnity claims to the

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

Company or purchase price adjustments in favor of the Company. The Company also entered into a three (3) year consulting agreement with the Selling Stockholders and an entity controlled by the Selling Stockholders, and non-competition agreements with each of the Selling Stockholders. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over net assets acquired amounted to approximately $6.3 million.

         On March 7, 1997, Everest & Jennings, a wholly owned subsidiary of the Company, acquired Kuschall of America, Inc. ("Kuschall"), a manufacturer of pediatric wheelchairs, high-performance adult wheelchairs and other rehabilitation products, for a purchase price of $1.51 million, representing the net book value of Kuschall. The purchase price was paid by the issuance of 116,154 shares of the common stock of the Company valued at $13.00 per share, of which 23,230 shares were delivered into escrow. The escrow shares will be released on March 7, 1999, subject to any purchase price adjustments in favor of the Company and claims for indemnification. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date.

         On February 28, 1997, Everest & Jennings Canada, a wholly owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2.9 million (Canadian Dollars) (approximately $2.15 million). The purchase price was paid by the issuance of 187,733 shares of the common stock of the Company valued at $11.437 per share, of which 28,095 shares were delivered into escrow. All of the escrowed shares were held in escrow until June 28, 1997, at which time 9,366 shares were available to be released. The balance of the escrowed shares will be released on December 31, 1997, subject to any claims for indemnification. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $1.9 million.

         On November 27, 1996, the Company acquired Everest & Jennings, pursuant to the terms and provisions of the Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996 and amended as of October 1, 1996 (the "Merger Agreement"), by and among the Company, Everest & Jennings, Everest & Jennings Acquisition Corp., a wholly-owned subsidiary of the Company and BIL (Far East Holdings) Limited ("BIL"), a Hong Kong corporation and the majority stockholder of Everest & Jennings. The acquisition of Everest & Jennings has been accounted for under the purchase method of accounting and, accordingly, the operating results of Everest & Jennings have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired is approximately $62.7 million, as adjusted.

         On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products in Puerto Rico, for a

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

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

         The following summary presents unaudited pro forma consolidated results of operations for the six months ended June 30, 1997 and 1996 as if the acquisitions described above occurred at the beginning of each of 1997 and 1996. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired. The 1996 pro forma information does not include the write-off of certain purchased in-process research and development costs of $12,800,000, merger related expenses of $3,000,000 associated with the acquisition of Everest & Jennings on November 27, 1996, and an extraordinary item relating to the early retirement of the indebtedness under the John Hancock Note and Warrant Agreement, as amended. The pro forma net loss per common share for 1996 has been calculated by assuming the payment of a dividend of 1.5% on both the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of $532,500 for the six months ended June 30, 1997. Conversion of the preferred stock was not assumed since the result would have been antidilutive.


                                                                  Pro forma
                                                     Six Months Ended    Six Months Ended
                                                       June 30, 1997       June 30, 1996
                                                       -------------       -------------
Net Revenues                                           $117,107,000        $ 102,985,000
                                                       ============        =============

Income (Loss) Before Income Taxes                      $  8,320,000        $     (44,000)

Income Taxes                                              3,328,000              622,000
                                                       ------------        -------------

Net Income (Loss)                                      $  4,992,000        $    (666,000)
                                                       ============        =============

Net Income (Loss) per Share                            $        .20        $        (.06)
                                                       ============        =============

Weighted Average Number of Common and
  Dilutive Common Equivalent Shares Outstanding          25,199,000           19,918,000
                                                       ============        =============

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

6.       OTHER MATTERS

         On August 4, 1997, the Company issued $100 million of its 9.75% Senior Subordinated Notes due 2007 (the "Notes") under Rule 144A of the Securities Act of 1933, as amended. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness under the IBJ Schroder Revolving Credit Facility (the "Credit Facility"). The Notes are guaranteed (the "Subsidiary Guarantees"), jointly and severally, on a senior subordinated basis by all existing and future restricted subsidiaries of the Company, other than foreign subsidiaries (the "Guaranteeing Subsidiaries"). The Subsidiary Guarantees are subordinated in right of payment to all existing and future senior debt of the Guaranteeing Subsidiaries including any guarantees by the Guaranteeing Subsidiaries of the Company's obligations under the Credit Facility.

         The net proceeds from the offering of the Notes were used to repay $52.6 million of indebtedness under the Credit Facility. In addition, the Company intends to use the proceeds from the offering of the Notes to repay $5 million of indebtedness due to BIL. The balance of the proceeds will be used for general corporate purposes, including the funding for acquisitions, the opening of additional Graham-Field Express facilities and strategic alliances.

         Under the terms of the indenture governing the Notes (the "Indenture"), the Notes are not redeemable at the Company's option prior to August 15, 2002. Thereafter, the Notes are redeemable, in whole or in part, at the option of the Company, at certain redemption prices plus accrued and unpaid interest to the date of redemption. In addition, prior to August 15, 2000, the Company may, at its option, redeem up to 25% of the aggregate principal amount of Notes originally issued with the net proceeds from one or more public offerings of common stock of the Company at redemption price of 109.75% of the principal amount, plus accrued and unpaid interest to the date of redemption; provided that at least 75% of the aggregate principal amount of Notes originally issued would remain outstanding after giving effect to any such redemption.

         The Indenture contains covenants including, but not limited to, covenants relating to limitations on the incurrence of additional indebtedness, the creation of liens, restricted payments, the sales of assets, mergers and consolidations, payment restrictions affecting subsidiaries, and transactions with affiliates. In addition, in the event of a change of control of the Company as defined in the Indenture, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes, in whole or in part, at a purchase price of 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

         The Company and the Guaranteeing Subsidiaries have agreed, pursuant to a registration rights agreement (the "Registration Rights Agreement") with the initial purchaser of the Notes, to file with the Securities and Exchange Commission a registration statement (the "Exchange Offer Registration Statement") registering an issue of notes identical in all material respects to the Notes (the "Exchange Notes") and to offer to the holders of the Notes the opportunity to exchange their Notes for Exchange Notes (the "Exchange Offer"). If the Company is not permitted to file the Exchange Offer Registration

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

Statement or if certain holders of the Notes are not permitted to participate in, or would not receive freely tradeable Exchange Notes pursuant to, the Exchange Offer, the Company has agreed to file a shelf registration statement (the "Shelf Registration Statement") with respect to resales of the Notes. The Notes are subject to the payment of liquidated damages under certain circumstances if the Company and the Guaranteeing Subsidiaries are not in compliance with their obligations under the Registration Rights Agreement.

7.       LEGAL PROCEEDINGS

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

Operating Revenues

         Operating revenues for the quarter and six month period ended June 30, 1997 were $57,592,000 and $108,796,000, respectively, representing an increase of 95% and 93%, respectively, from the same periods in the prior year. Revenues for the quarter and six month period ended June 30, 1997 included revenues of Everest & Jennings of approximately $15.8 million and $27.6 million, respectively. Operating revenues for the quarter and six month period, without revenues of Everest & Jennings, increased by 41% and 44%, respectively from the same periods in the prior year. The increase in operating revenues, excluding the revenues attributable to Everest & Jennings, was primarily attributable to the continued roll-out of the Company's innovative "Graham-Field Express" program, the expansion of the Company's Consolidation Advantage Program ("CAP"), and the roll-out of the Company's seamless distribution program.

         In March 1996, the Company introduced its Graham-Field Express Program which offers "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. Revenues attributable to Graham-Field Express were approximately $14,582,000 and $4,602,000 for the six months ended June 30, 1997 and 1996, respectively. On September 4, 1996, the Company acquired V.C. Medical Distributors, Inc. ("V.C. Medical"), a regional home healthcare wholesaler located in Puerto Rico. V.C. Medical currently operates as Graham-Field Express (Puerto Rico). Revenues attributable to Graham-Field Express (Puerto Rico) were approximately $3,728,000 for the six months ended June 30, 1997. On January 29, 1997, the Company acquired Bobeck Medical Distributors ("Bobeck Medical"), a wholesale distributor of medical products. Bobeck Medical currently operates as Graham-Field Express (Dallas). Revenues attributable to Graham-Field Express (Dallas) were approximately $1,393,000 for the six months ended June 30, 1997.

         The Company opened additional Graham-Field Express locations in Baltimore, Maryland and Cleveland, Ohio in April 1997 and July 1997, respectively. The Company is actively pursuing additional sites for its Graham-Field Express Program, which will serve all of the major U.S. markets.

Interest and Other Income

         Interest and other income for the three months ended June 30, 1997 was $236,000, as compared to $46,000 for the same period in the prior year. The increase is primarily due to the gain on a sale of real property in the second quarter of 1997.

         Interest and other income for the six months ended June 30, 1997 was $364,000, as compared to $465,000 for the same period in the prior year. The decrease is primarily attributable to the gain of $360,000 recorded in 1996 from the sale of the Company's Gentle Expressions(R) breast pump product line partially offset by the gain on a sale of real property in the second quarter of 1997.

Cost of Revenues

         Cost of revenues as a percentage of operating revenues remained unchanged at 67.2% for the three months ended June 30, 1997, as compared to the same period in the prior year.

         Cost of revenues as a percentage of operating revenues decreased to 67.4% for the six months ended June 30, 1997, as compared to 67.9% for the same period in the prior year. The decrease is primarily attributable to the improved operational efficiencies associated with the manufacture and distribution of the Company's product lines and improved purchasing activities.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of operating revenues for the three and six month periods ended June 30, 1997 was 24%, as compared to 26% in the same periods in the prior year. The decrease is attributable to a number of factors, including the expansion of the Graham-Field Express program in 1997, which contributes revenue with a lower percentage of selling, general and administrative expenses, as well as continued efficiencies generated by the Company's distribution network.

Interest Expense

         Interest expense for the three months ended June 30, 1997 increased to $1,147,000, as compared to $652,000 for the same period in the prior year. Interest expense for the six months ended June 30, 1997 increased to $2,119,000 as compared to $1,241,000 for the same period in the prior year. The increase is primarily due to increased borrowings attributable to the Company's growth and "roll-out" of the Graham-Field Express program.

Net Income

         Income before income taxes for the three months ended June 30, 1997 was $4,239,000, as compared to $1,481,000 for the same period in the prior year, an increase of $2,758,000 or 186%.

         Income before income taxes for the six months ended June 30, 1997 was $7,793,000, as compared to $2,409,000 for the same period in the prior year, an increase of $5,384,000, or 223%. The increase is primarily due to the increase in revenues, the increase in the gross profit margin, and the decrease in selling, general and administrative expenses as a percentage of operating revenue.

         Net income for the six months ended June 30, 1997 was $2,616,000, as compared to $815,000 for the same period last year, an increase of $1,801,000 or 221%.

         Net income for the six months ended June 30, 1997 was $4,700,000, as compared to $1,325,000 for the same period last year, an increase of $3,375,000 or 255%. The Company recorded income tax expense of $3,093,000 for the six months ended June 30, 1997, as compared to $1,084,000 for the same period last year. The effective tax rate for the six months ended June 30, 1997 was 40% as compared to 45% for the same period last year. The decrease is primarily attributable to the percentage of income earned by foreign entities which are taxed at a lower rate and the relative decrease in permanent differences in relation to pre-tax income. Deferred taxes have not been provided on the undistributed earnings of the foreign entities as it is management's intention to invest such earnings in the entities indefinitely. As of June 30, 1997, the Company had net deferred tax assets primarily comprised of net operating loss carryforwards acquired in connection with an acquisition. A full valuation allowance has been recognized to offset the net deferred asset related to the acquired tax attributes. If realized, the tax benefit for those items will be recorded as a reduction of goodwill.

         The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

         The Company had working capital of $24,729,000 at June 30, 1997, as compared to $12,405,000 at December 31, 1996. The increase in working capital is primarily attributable to the cash provided by the Company's net income of $4,700,000, which reflects $2,636,000 of depreciation and amortization expense and the net current assets acquired in connection with the Company's acquisitions during the six months ended June 30, 1997.

         Cash used in operations for the six months ended June 30, 1997 was $17,999,000, as compared to cash provided by operations of $2,134,000 in the same period in the prior year. The principal reasons for the decrease in cash provided by operations were increases in accounts receivable and inventory levels related to increased revenues and the reduction in accrued expenses, partially offset by net income of $4,700,000 and depreciation and amortization expense of $2,636,000 for the period.

         The Company anticipates that its cash flow from operations, together with its current cash balance, and the proceeds from its Credit Facility and Notes (as defined below) will be sufficient to meet its working capital requirements.

Financing

         On August 4, 1997, the Company issued $100 million of its 9.75% Senior Subordinated Notes due 2007 (the "Notes") under Rule 144A of the Securities Act of 1933, as amended. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness under the IBJ Schroder Revolving Credit Facility (the "Credit Facility"). The Notes are guaranteed (the "Subsidiary Guarantees"), jointly and severally, on a senior subordinated basis by all existing and future restricted subsidiaries of the Company, other than foreign subsidiaries (the "Guaranteeing Subsidiaries"). The Subsidiary Guarantees are subordinated in right of payment to all existing and future senior debt of the Guaranteeing Subsidiaries including any guarantees by the Guaranteeing Subsidiaries of the Company's obligations under the Credit Facility.

         The net proceeds from the offering of the Notes were used to repay $52.6 of indebtedness under the Credit Facility. In addition, the Company intends to use the proceeds from the offering of the Notes to repay $5 million of indebtedness due to an affiliate of BIL (Far East Holdings) Limited ("BIL"). The balance of the proceeds will be used for general corporate purposes, including the funding for acquisitions, the opening of additional Graham-Field Express facilities and strategic alliances.

         Under the terms of the indenture governing the Notes (the "Indenture"), the Notes are not redeemable at the Company's option prior to August 15, 2002. Thereafter, the Notes are redeemable, in whole or in part, at the option of the Company, at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, prior to August 15, 2000, the Company may, at its option, redeem up to 25% of the aggregate principal amount of Notes originally issued with the net proceeds from one or more public offerings of common stock of the Company at certain redemption prices plus accrued and unpaid interest to the date of redemption; provided that at least 75% of the aggregate principal amount of Notes originally issued would remain outstanding after giving effect to any such redemption.

         The Indenture contains covenants including, but not limited to, covenants relating to limitations on the incurrence of additional indebtedness, the creation of liens, restricted payments, the sales of assets, mergers and consolidations, payment restrictions affecting subsidiaries, and transactions with affiliates.

In addition, in the event of a change of control of the Company as defined in the Indenture, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes, in whole or in part, at a purchase price of 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

         The Company and the Guaranteeing Subsidiaries have agreed, pursuant to a registration rights agreement (the "Registration Rights Agreement") with the initial purchaser of the Notes, to file with the Securities and Exchange Commission a registration statement (the "Exchange Offer Registration Statement") registering an issue of notes identical in all material respects to the Notes (the "Exchange Notes") and to offer to the holders of the Notes the opportunity to exchange their Notes for Exchange Notes (the "Exchange Offer"). If the Company is not permitted to file the Exchange Offer Registration Statement or if certain holders of the Notes are not permitted to participate in, or would not receive freely tradeable Exchange Notes pursuant to, the Exchange Offer, the Company has agreed to file a shelf registration statement (the "Shelf Registration Statement") with respect to resales of the Notes. The Notes are subject to the payment of liquidated damages under certain circumstances if the Company and the Guaranteeing Subsidiaries are not in compliance with their obligations under the Registration Rights Agreement.

         On December 10, 1996, the Company entered into a Credit Facility for up to $55 million of borrowings, including letters of credit and banker's acceptances, arranged by IBJ Schroder Bank & Trust Company ("IBJ"), as agent. The proceeds from the Credit Facility were used to (i) refinance certain existing indebtedness of the Company, including the indebtedness (a) under the John Hancock Note and Warrant Agreement, as amended and (b) to The Chase Manhattan Bank and (ii) to provide for working capital needs of the Company. Under the terms of the Credit Facility, borrowings bear interest, at the option of the Company at the bank's prime rate (8.5% at June 30, 1997) or 2.25% above LIBOR, or 1.5% above the bank's bankers' acceptance rate. The Credit Facility is secured by the Company's receivables, inventory and proceeds thereof.

         On June 25, 1997, the Company amended the Credit Facility to provide the Company with a term loan of $2 million (the "IBJ Term Loan"), which was subsequently repaid on July 9, 1997 through an increase in available borrowings under the Credit Facility.

         On July 9, 1997, the Company entered into an amendment to the Credit Facility increasing the amount available for borrowings to $75 million. In connection with the amendment to the Credit Facility, the Company pledged to IBJ all of the assets of the Company not previously pledged and repaid the IBJ Term Loan.

         The Credit Facility contains certain customary terms and provisions, including limitations with respect to the incurrence of additional debt, liens, transactions with affiliates, consolidations, mergers and acquisitions, sales of assets, dividends and other distributions (other than the payment of dividends to BIL in accordance with the terms of the Series B and Series C Cumulative Convertible Preferred Stock. In addition, the Credit Facility contains certain financial covenants, which become effective as of the end of the fiscal quarter ending June 30, 1997, including a cash flow coverage and leverage ratio, and an earnings before interest and taxes covenant. The Company was in compliance with such covenants at June 30, 1997.

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

         On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4 million, at an effective interest rate of 8.8%. The loan was used to fund the acquisition of V.C. Medical and for general corporate purposes. On December 10, 1996, the loan was converted into the BIL Note, which matures on April 1, 2001, with interest payable quarterly at an effective rate of 7.7% per year.

         On May 9, 1997, an affiliate of BIL loaned $5 million to the Company at an interest rate of 8.5% per annum. Under the terms of the loan arrangement, interest is payable quarterly with principal payable upon the earlier to occur of the Company's completion of any private or public offering of debt or equity securities or May 9, 1998. The Company intends to repay this loan with the proceeds from its offering of Notes completed on August 4, 1997.

Part II. Other Information

Item 1. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Supply Agreement dated as of April 3, 1997, between Maxwell Products, Inc. and the Company.


Reports on Form 8-K:

1. The Company's Current Report on Form 8-K dated as of March 12, 1997, as amended by Form 8-K/A dated May 12, 1997 (Date of Event: February 28,
         1997).

2. The Company's Current Report on Form 8-K dated as of March 20, 1997, as amended by Form 8-K/A dated May 19, 1997 (Date of Event: March 7,
         1997).

3. The Company's Current Report on Form 8-K dated as of May 14, 1997 (Date of Event: May 1, 1997).

4. The Company's Current Report on Form 8-K dated as of July 17, 1997 (Date of Event: July 17, 1997).

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                  (Registrant)



Date:    August 8, 1996                   s/Irwin Selinger
                                  ---------------------------------------------
                                                Irwin Selinger
                                          Chairman of the Board and
                                           Chief Executive Officer



Date:    August 8, 1996                    s/Gary M. Jacobs
                                  ---------------------------------------------
                                                Gary M. Jacobs
                                           Vice President - Finance
                                   Chief Financial and Accounting Officer

                                EXHIBIT INDEX
                                -------------


        Exhibit 99 Supply Agreement dated as of April 3, 1997, between Maxwell Products, Inc. and the Company.

        Exhibit 27     Financial Data Schedule