Form 10-Q
period 1997-09-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1997-11-13
CIK 709136

                                   FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

(MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1997

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From                      to
                              ----------------------  --------------------------

Commission file number 1-8801

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        11-2578230
---------------------------------------              ---------------------------
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

                                 Not applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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
         Yes     No
             ---    ---

                      Applicable Only to Corporate Issuers:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.025 Par Value --- 21,138,253 shares as of November 4, 1997

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                    I N D E X

Part I. Financial Information:

                                                                            Page
                                                                            ----

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets - September
                  30, 1997 (Unaudited) and December 31, 1996 (Audited)         3

                  Condensed Consolidated Statements of Operations for
                  the three and nine months ended September 30, 1997
                  and 1996 (Unaudited)                                         4

                  Condensed Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 1997 and 1996
                  (Unaudited)                                                5-6

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                               7-15

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      16-20

Part II. Other Information:

         Item 1.  Legal Proceedings                                           21

         Item 4.  Submission of Matters to a Vote of Security Holders         21

         Item 6.  Exhibits and Reports on Form 8-K                            21

                 CONDENSED CONSOLIDATED BALANCE SHEETS
          GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                    September 30,         December 31,
         ASSETS                                         1997                  1996
                                                    -------------        -------------
                                                     (unaudited)           (audited)
CURRENT ASSETS:
  Cash and cash equivalents                         $   5,682,000        $   1,241,000
  Marketable securities                                12,832,000                   --
  Accounts receivable - net                            74,770,000           45,703,000
  Inventories                                          60,314,000           48,245,000
  Other current assets                                  8,146,000            3,023,000
  Recoverable and prepaid income taxes                    256,000              256,000
                                                    -------------        -------------
         TOTAL CURRENT ASSETS                         162,000,000           98,468,000
PROPERTY, PLANT AND EQUIPMENT - net                    14,801,000           11,264,000
EXCESS OF COST OVER NET ASSETS ACQUIRED - net         103,232,000           91,412,000
OTHER ASSETS                                           13,015,000            5,112,000
DEFERRED TAX ASSET                                             --              938,000
                                                    -------------        -------------
         TOTAL ASSETS                               $ 293,048,000        $ 207,194,000
                                                    =============        =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                     $          --        $  13,985,000
  Current maturities of long-term debt                  2,054,000            2,016,000
  Accounts payable                                     22,945,000           22,995,000
  Acceptances payable                                          --           19,800,000
  Accrued expenses                                     21,829,000           25,608,000
                                                    -------------        -------------
         TOTAL CURRENT LIABILITIES                     46,828,000           84,404,000
LONG-TERM DEBT                                          8,440,000            6,535,000
SENIOR SUBORDINATED NOTES                             100,000,000                   --
OTHER LONG TERM LIABILITIES                             1,522,000            1,752,000
                                                    -------------        -------------
         TOTAL LIABILITIES                            156,790,000           92,691,000
STOCKHOLDERS' EQUITY:
  Preferred Stock                                      31,600,000           31,600,000
  Common Stock                                            530,000              496,000
  Additional paid-in capital                          115,702,000          101,569,000
  (Deficit)                                           (11,548,000)         (18,995,000)
  Unrealized gain on marketable securities                 72,000                   --
  Cumulative translation adjustment                        61,000              (12,000)
                                                    -------------        -------------
  Sub-total                                           136,417,000          114,658,000
  Notes receivable from sale of shares                   (159,000)            (155,000)
                                                    -------------        -------------
         TOTAL STOCKHOLDERS' EQUITY                   136,258,000          114,503,000
         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                     $ 293,048,000        $ 207,194,000
                                                    =============        =============

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                              Three Months Ended                      Nine Months Ended
                                                 September 30                           September 30
                                        -------------------------------       -------------------------------
                                            1997               1996               1997               1996
                                        ------------       ------------       ------------       ------------
REVENUES:
   Medical equipment and supplies       $ 70,745,000       $ 36,436,000       $189,515,000       $100,674,000
   Interest and other income                 363,000             31,000            759,000            537,000
                                        ------------       ------------       ------------       ------------
                                          71,108,000         36,467,000        190,274,000        101,211,000
COST AND EXPENSES:
   Cost of revenues                       47,159,000         24,942,000        128,100,000         69,203,000
   Selling, general and
      administrative                      16,018,000          9,021,000         43,976,000         25,678,000
   Interest expense                        2,394,000            672,000          4,557,000          1,962,000
                                        ------------       ------------       ------------       ------------
                                          65,571,000         34,635,000        176,633,000         96,843,000
INCOME BEFORE INCOME TAXES                 5,537,000          1,832,000         13,641,000          4,368,000
INCOME TAXES                               2,187,000            811,000          5,395,000          1,943,000
                                        ------------       ------------       ------------       ------------
NET INCOME                                 3,350,000          1,021,000          8,246,000          2,425,000
PREFERRED STOCK DIVIDENDS                    266,000                 --            799,000                 --
                                        ------------       ------------       ------------       ------------
NET INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                   $  3,084,000       $  1,021,000       $  7,447,000       $  2,425,000
                                        ============       ============       ============       ============
PER SHARE DATA (NOTE 2):
NET INCOME PER COMMON AND
COMMON EQUIVALENT
SHARES                                  $        .13       $        .07       $        .32       $        .16
                                        ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON
EQUIVALENT SHARES
OUTSTANDING                               26,739,000         15,674,000         25,888,000         15,466,000
                                        ============       ============       ============       ============

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30
                                                    -------------------------
                                                      1997              1996
                                                    --------           ------
OPERATING ACTIVITIES
Net income                                          $8,246,000         $2,425,000

Adjustments to reconcile net
   income to net cash (used in) provided by
   operating activities:
     Depreciation and amortization                   4,700,000          2,487,000
     Provision for losses on accounts
        receivable                                     935,000            441,000
     Deferred income taxes                           1,538,000          1,861,000
     Gain on sale of product line                            -           (360,000)
     Gain on sale of marketable securities             (41,000)                 -
     Changes in operating assets and
      liabilities:
      Accounts receivable                          (24,519,000)        (8,573,000)
      Inventories, other current assets and
         recoverable and prepaid income taxes      (11,404,000)        (6,601,000)
      Accounts and acceptances payable,
         accrued expenses, and other                (8,468,000)         9,753,000
                                                   -----------         ----------
         NET CASH (USED IN) PROVIDED
         BY OPERATING ACTIVITIES                   (29,013,000)         1,433,000
                                                   -----------         ----------
INVESTING ACTIVITIES

Purchases of marketable securities                 (97,216,000)                 -
Purchases of property, plant and equipment          (3,637,000)          (762,000)
Acquisitions, net of cash acquired                 (10,006,000)        (2,191,000)
Notes receivable from officers                          (4,000)          (199,000)
Proceeds from sale of marketable securities         84,497,000                  -
Proceeds from sale of product line                           -            500,000
Proceeds from sale of assets under leveraged lease           -            487,000
Net increase in other assets                        (1,653,000)          (158,000)
                                                  ------------        ------------
         NET CASH USED IN INVESTING               $(28,019,000)       $(2,323,000)
         ACTIVITIES                               ------------        ------------


See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30
                                                    -------------------------
                                                      1997              1996
                                                    --------           ------
FINANCING ACTIVITIES

Proceeds from issuance of senior subordinated notes $100,000,000     $    --
Proceeds from notes payable and long-term debt       147,138,000      6,590,000
Payments on notes payable and long-term debt        (162,352,000)    (6,112,000)
Payments on acceptances payable, net                 (19,800,000)         --
Proceeds on exercise of stock options                  1,052,000        479,000
Payments for note issue costs                         (4,565,000)         --
                                                     -----------      ---------

         NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                          61,473,000        957,000
                                                     -----------      ---------
         INCREASE IN CASH AND CASH EQUIVALENTS         4,441,000         67,000

         CASH AND CASH EQUIVALENTS AT
                  BEGINNING OF PERIOD                  1,241,000        284,000

         CASH AND CASH EQUIVALENTS AT
                  END OF PERIOD                       $5,682,000       $351,000
                                                     ===========      =========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

1.       GENERAL

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 (unaudited), the results of operations for the three and nine months ended September 30, 1997 and 1996 (unaudited) and the statements of cash flows for the nine months ended September 30, 1997 and 1996 (unaudited).

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

         Inventories at September 30, 1997 have been valued at average cost based on perpetual records or the gross profit method.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter and nine month period ended September 30, 1997 of $.02 and $.05 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for the quarter and nine month period ended September 30, 1997 is not expected to be material.

         The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of results for the full year.

         Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.       NET INCOME PER SHARE

         Net income per common share was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. For the 1997 period, net income per common share was calculated assuming the conversion of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and the Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") into an aggregate of 4,435,484 common shares and the elimination of a dividend of 1.5% on the Series B and Series C Preferred Stock in the aggregate amount of $266,000 and $799,000, respectively for the three and nine month periods ended September 30, 1997.

3.       INVENTORIES

         Inventories consist of the following:

                                          September 30,              December 31,
                                              1997                       1996
                                          -----------                -----------
Raw materials                             $14,258,000                $ 8,423,000
Work-in-process                             4,558,000                  4,430,000
Finished goods                             41,498,000                 35,392,000
                                          -----------                -----------
                                          $60,314,000                $48,245,000
                                          ===========                ===========

4.       INCOME TAXES

         As of September 30, 1997, the Company has recorded net deferred tax assets primarily comprised of net operating loss carryforwards acquired in connection with the Everest & Jennings acquisition, which expire at various dates from 2008 to 2010. For financial reporting purposes, due to losses of Everest & Jennings incurred prior to the Company's acquisition of Everest & Jennings and SRLY limitations, a full valuation allowance has been recognized in connection with the net operating loss carryforwards of Everest & Jennings to offset the net deferred tax asset. If realized, the tax benefit for such items will be recorded as a reduction to the excess of cost over net assets acquired.

         The effective tax rate for the quarter and nine months ended September 30, 1997 is 39.5% primarily due to the percentage of income earned by foreign entities which are taxed at lower rates. Deferred taxes have not been provided on the undistributed earnings of the foreign entities since it is management's intention to invest such earnings in the entities indefinitely.

5.       ACQUISITION OF BUSINESS

         On September 5, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Fuqua Enterprises, Inc., a Delaware corporation ("Fuqua"), GFHP Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the Company providing for the acquisition of Fuqua. Pursuant to the Merger Agreement, following the satisfaction of the conditions contained therein, Sub will be merged with and into Fuqua with Fuqua continuing as the surviving corporation wholly owned by the Company (the "Merger"). The Company has received the written opinion of Smith Barney Inc. to the effect that the consideration payable by the Company pursuant to the Merger Agreement is fair from a financial point of view to the Company.

         In the Merger, each share of Fuqua's common stock, par value $2.50 per share (the "Fuqua Common Stock"), other than shares of Fuqua Common Stock canceled pursuant to the Merger Agreement, will be converted into the right to receive 2.1 (the "Conversion Number") shares of common stock, par value $.025 per share, of the Company (the "Company Common Stock"); provided that the Conversion Number is subject to upward adjustment in the event the Company's average stock price for the 10-day

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

period ending two days prior to the Merger falls below $13.57, and to downward adjustment in the event that the average stock price exceeds $17.62. Accordingly, Fuqua stockholders are assured of receiving Company Common Stock valued at not less than $28.50 nor more than $37.00 in exchange for each share of Fuqua Common Stock. There were 4,482,709 shares of Fuqua Common Stock outstanding on September 5, 1997.

         The Merger Agreement contains customary representations and warranties of the parties, which will not survive the effectiveness of the Merger. In addition, pursuant to the Merger Agreement, the Company and Fuqua have agreed to operate their businesses in the ordinary course pending consummation of the Merger, and Fuqua has agreed not to solicit or enter into negotiations or agreements relating to a competing business combination transaction. The Merger is conditioned, among other things, upon the approval of the holders of at least a majority of the outstanding shares of Fuqua capital stock entitled to vote thereon, upon the approval of the holders of at least a majority of the shares of Company Common Stock voting at a special meeting of the stockholders of the Company, and upon the expiration of certain regulatory waiting periods. Either party may terminate the Merger Agreement if the Merger is not consummated on or prior to March 31, 1998.

         To induce the Company and Sub to enter into the Merger Agreement, the Company entered into (1) a Stockholders Agreement, dated as of September 5, 1997 (the "Stockholders Agreement"), with BIL (Far East Holdings) Limited and BIL Securities (Offshore) Ltd. (together, "BIL"), Irwin Selinger ("Mr. Selinger"), the Chairman of the Board and Chief Executive Officer of the Company and J.B. Fuqua, J. Rex Fuqua, Fuqua Holdings I, L.P., The Jennifer Calhoun Fuqua Trust, The Lauren Brooks Fuqua Trust and The J.B. Fuqua Foundation, Inc. (together, the "Fuqua Stockholders") and (2) a Voting Agreement (the "Voting Agreement") with Gene J. Minotto ("Mr. Minotto"), pursuant to which, among other things, the Fuqua Stockholders and Mr. Minotto (who, as of September 5, 1997, own collectively 45.9% of the outstanding Fuqua Common Stock) have agreed to vote their shares of Fuqua Common Stock in favor of approval of the Merger and adoption of the Merger Agreement and all transactions contemplated thereby at a special meeting of Fuqua stockholders. The Fuqua Stockholders and Mr. Minotto also agreed, until the Effective Time, not to dispose of any of the Fuqua Common Stock or any interest therein, exercise any right of conversion with respect to such shares, deposit any of such shares into a voting trust or enter into a voting agreement or arrangement or grant any proxy with respect thereto or enter into any contract, option or other arrangement or undertaking with respect to the direct or indirect disposition of such shares. In addition, the Fuqua Stockholders and Mr. Minotto agreed pursuant to the Stockholders Agreement and Voting Agreement not to initiate, solicit or encourage, directly or indirectly, any inquiries with respect to any alternative business combination transaction relating to Fuqua or engage in any negotiations concerning any such transaction. The Fuqua Stockholders and Mr. Minotto also agreed to promptly notify the Company of any inquiries or proposed negotiations with respect to any such proposed transaction.

         Pursuant to the Stockholders Agreement, BIL and Mr. Selinger (who, as of September 5, 1997, own collectively 37% of the voting power of the capital stock of the Company), have agreed to vote their shares of Company Common Stock in favor of approval of the Merger and adoption of the Merger Agreement and all transactions contemplated thereby at a special meeting of Company stockholders.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

         The Fuqua Stockholders have agreed in the Stockholders Agreement not to acquire additional shares of the Company Common Stock, seek to acquire ownership of the Company, engage in any solicitation of proxies with respect to the Company, or otherwise seek or propose to acquire control of the Company Board provided that the Fuqua Stockholders own securities representing at least 5% of the voting power of the outstanding capital stock of the Company. Pursuant to the Stockholders Agreement, so long as the Fuqua Stockholders beneficially own 5% or more of the voting power of the outstanding capital stock of the Company, the Fuqua Stockholders will have the right to designate one member of the Board of Directors of the Company (the "Company Board"). The Fuqua Stockholders also agreed to certain restrictions in their transfer of shares of Company Common Stock received in the Merger.

         The Stockholders Agreement and Voting Agreement will automatically terminate upon a termination of the Merger Agreement in accordance with its terms. In addition, the Stockholders Agreement will terminate following the Merger, if the Fuqua Stockholders beneficially own less than 5% of the voting power of the outstanding capital stock of the Company or upon a change of control of the Company Board.

         In addition, on September 5, 1997, the Company entered into a Registration Rights Agreement with the Fuqua Stockholders (the "Registration Rights Agreement") providing certain demand and "piggyback" registration rights to the Fuqua Stockholders with respect to the securities of the Company to be acquired by the Fuqua Stockholders pursuant to the Merger Agreement. The Company will be required to pay the expenses incurred by the Fuqua Stockholders in connection with any such registrations. The Registration Rights Agreement will automatically terminate upon a termination of the Merger Agreement in accordance with its terms. The Company has also agreed to provide certain registration rights to Mr. Minotto.

         The Company believes that it has obtained all material regulatory approvals, other than clearance of the proxy materials by the Securities and Exchange Commission. The Company expects to mail its proxy materials to stockholders during November 1997 following approval by the Securities and Exchange Commission. Stockholder meetings to approve the Merger and the closing are anticipated to occur in late December 1997.

         On August 28, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Medical Supplies of America, Inc., a Florida corporation ("Medapex"), pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") dated August 28, 1997, by and among the Company, S.E. (Gene) Davis and Vicki Ray (collectively, the "Medapex Selling Stockholders"). In accordance with the terms of the Reorganization Agreement, Medapex became a wholly-owned subsidiary of the Company and the Medapex Selling Stockholders received in the aggregate 960,000 shares of Company Common Stock in exchange for all of the issued and outstanding shares of the capital stock of Medapex. Pursuant to a Real Estate Sales Agreement dated as of August 28, 1997 (the "Real Estate Sales Agreement"), by and between the Company and BBD&M, a Georgia limited partnership and an affiliate of Medapex, the Company acquired Medapex's principal corporate headquarters and distribution facility in Atlanta, Georgia for a purchase price consisting of
(i) $622,335 payable (x) by the issuance of 23,156 shares of Company Common Stock and (y) in cash in the amount of $311,167, and (ii) the assumption of debt in the amount

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

of $477,664. In connection with the transaction, the Company also entered into a registration rights agreement dated as of August 28, 1997, pursuant to which the Company agreed to register for resale the shares of Company Common Stock issued pursuant to the Reorganization Agreement and the Real Estate Sales Agreement. Each of the Medapex Selling Stockholders entered into a two-year employment agreement and non-competition agreement with the Company.

         The acquisition of Medapex qualifies as a tax-free reorganization and was accounted for as a "pooling of interests." Accordingly, the Company's financial statements have been restated to include the results of Medapex for all periods presented. Separate results of operations for the periods prior to the share exchange with Medapex are as follows:

                                  Three months                         Nine months
                               ended September 30                   ended September 30
                        -------------------------------       -------------------------------
                            1997               1996               1997              1996
Net Revenues:
     Graham-Field       $ 67,827,000       $ 32,384,000       $176,987,000       $ 89,360,000
     Medapex               3,281,000          4,083,000         13,287,000         11,851,000
                        ------------       ------------       ------------       ------------
     Combined           $ 71,108,000       $ 36,467,000       $190,274,000       $101,211,000
                        ============       ============       ============       ============
Net Income:
     Graham-Field       $  3,158,000       $    965,000       $  7,859,000       $  2,290,000
     Medapex                 192,000             56,000            387,000            135,000
                        ------------       ------------       ------------       ------------
     Combined           $  3,350,000       $  1,021,000       $  8,246,000       $  2,425,000
                        ============       ============       ============       ============

         On August 17, 1997, the Company acquired substantially all of the assets and certain liabilities of Medi-Source, Inc. ("Medi-Source"), a privately-owned distributor of medical supplies, for $4,500,000 in cash. The Company also entered into a five (5) year non-competition agreement with the previous owner in the aggregate amount of $301,000 payable over the five year period. The acquisition was accounted for as a purchase, and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of the purchase price over net assets acquired was approximately $3,428,000.

         On June 25, 1997, the Company acquired all of the capital stock of LaBac Systems, Inc., a Colorado corporation ("LaBac"), in a merger transaction pursuant to an Agreement and Plan of Merger dated June 25, 1997, by and among the Company, LaBac Acquisition Corp., a wholly-owned subsidiary of the Company, LaBac, Gregory A. Peek and Michael L. Peek (collectively, the "LaBac Selling Stockholders"). LaBac, a privately-owned Company, manufactures and distributes custom power wheelchair seating systems and manual wheelchairs throughout North America. In connection with the acquisition, LaBac became a wholly-owned subsidiary of the Company, and the LaBac Selling Stockholders received in the aggregate 772,557 shares of Company Common Stock valued at $11.77 per share in exchange for all of the issued and outstanding shares of the capital stock of LaBac. In addition, 77,255 of the shares of Company Common Stock were placed in escrow for a period of one (1) year following the Effective Date

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

of the Merger for payment of indemnity claims to the Company or purchase price adjustments in favor of the Company. The Company also entered into a three (3) year consulting agreement with the LaBac Selling Stockholders and an entity controlled by the LaBac Selling Stockholders, and non-competition agreements with each of the LaBac Selling Stockholders. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over net assets acquired amounted to approximately $7.4 million.

         On March 7, 1997, Everest & Jennings, a wholly-owned subsidiary of the Company, acquired Kuschall of America, Inc. ("Kuschall"), a manufacturer of pediatric wheelchairs, high-performance adult wheelchairs and other rehabilitation products, for a purchase price of $1.51 million representing the net book value of Kuschall. The purchase price was paid by the issuance of 116,154 shares of Company Common Stock valued at $13.00 per share, of which 23,230 shares were delivered into escrow. The escrow shares will be released on March 7, 1999, subject to any purchase price adjustments in favor of the Company and claims for indemnification. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date.

         On February 28, 1997, Everest & Jennings Canada, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2.9 million (Canadian Dollars) (approximately $2.15 million). The purchase price was paid by the issuance of 187,733 shares of the Company Common Stock valued at $11.437 per share, of which 28,095 shares were delivered into escrow. All of the escrowed shares were held in escrow until June 28, 1997, at which time 9,366 shares were released. The balance of the escrowed shares will be released on December 31, 1997, subject to any claims for indemnification. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $1.9 million.

         On November 27, 1996, the Company acquired Everest & Jennings pursuant to the terms and provisions of the Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996 and amended as of October 1, 1996, by and among the Company, Everest & Jennings, Everest & Jennings Acquisition Corp., a wholly-owned subsidiary of the Company and BIL, the majority stockholder of Everest & Jennings. The acquisition of Everest & Jennings has been accounted for under the purchase method of accounting and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the operating results of Everest & Jennings have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired is approximately $65.6 million, as adjusted.

         On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products in Puerto Rico, for a purchase price consisting of $1,703,829 in cash, and the issuance of 32,787 shares of Company Common

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

Stock, valued at $7.625 per share representing the closing market price of the Company Common Stock on the last trading day immediately prior to the closing. In addition, the Company assumed certain liabilities of V.C. Medical in the amount of $296,721. Under the terms of the transaction, in the event the pre-tax income of the acquired business equals or exceeds $1,000,000 during the twelve (12) months following the closing date, an additional $500,000 will be paid to V.C. Medical. The shares will be held in escrow until February 4, 1998, subject to any claims for indemnification in favor of the Company. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $939,000.

         The following summary presents unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 and 1996 as if the acquisitions accounted for under the purchase method of accounting occurred at the beginning of each of 1997 and 1996. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired. The 1996 pro forma information does not include the write-off of certain purchased in-process research and development costs of $12,800,000, merger related expenses of $3,000,000 associated with the acquisition of Everest & Jennings, and an extraordinary item relating to the early retirement of indebtedness under the John Hancock Note and Warrant Agreement, as amended. The pro forma net loss per common share for 1996 has been calculated assuming the payment of a dividend of 1.5% on both the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of $799,000 for the nine months ended September 30, 1997. Conversion of the preferred stock was not assumed since the result would have been antidilutive.

                                                          Pro forma
                                                          ---------
                                            Nine Months Ended   Nine Months Ended
                                            September 30, 1997  September 30, 1996
                                            ------------------  ------------------
Net Revenues                                  $ 201,532,000       $ 170,376,000
                                              =============       =============
Income (Loss) Before Income Taxes             $  14,163,000       $  (1,791,000)
Income Taxes                                      5,665,000             578,000
                                              -------------       -------------
Net Income (Loss)                             $   8,498,000       $  (2,369,000)
                                              =============       =============
Net Income (Loss) per Share                   $         .32       $        (.15)
                                              =============       =============
Weighted Average Number of Common
and Dilutive Common Equivalent Shares
Outstanding                                      26,454,000          21,024,000
                                              =============       =============

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

6.       OTHER MATTERS

         On August 4, 1997, the Company issued $100 million of its 9.75% Senior Subordinated Notes due 2007 (the "Notes") under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness under the Credit Facility (the "Credit Facility") arranged by IBJ Schroder Business Credit Corp., as agent ("IBJ"). The Notes are guaranteed (the "Subsidiary Guarantees"), jointly and severally, on a senior subordinated basis by all existing and future restricted subsidiaries of the Company, other than foreign subsidiaries (the "Guaranteeing Subsidiaries"). The Subsidiary Guarantees are subordinated in right of payment to all existing and future senior debt of the Guaranteeing Subsidiaries including any guarantees by the Guaranteeing Subsidiaries of the Company's obligations under the Credit Facility.

         The net proceeds from the offering of the Notes were used to repay $60.3 million of indebtedness under the Credit Facility and $5 million of indebtedness due to BIL. The balance of the proceeds will be used for general corporate purposes, including the funding for acquisitions, the opening of additional Graham-Field Express facilities and strategic alliances.

         Under the terms of the indenture governing the Notes (the "Indenture"), the Notes are not redeemable at the Company's option prior to August 15, 2002. Thereafter, the Notes are redeemable, in whole or in part, at the option of the Company, at certain redemption prices plus accrued and unpaid interest to the date of redemption. In addition, prior to August 15, 2000, the Company may, at its option, redeem up to 25% of the aggregate principal amount of Notes originally issued with the net proceeds from one or more public offerings of Company Common Stock at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest to the date of redemption; provided that at least 75% of the aggregate principal amount of Notes originally issued remain outstanding after giving effect to any such redemption.

         The Indenture contains customary covenants including, but not limited to, covenants relating to limitations on the incurrence of additional indebtedness, the creation of liens, restricted payments, the sales of assets, mergers and consolidations, payment restrictions affecting subsidiaries, and transactions with affiliates. In addition, in the event of a change of control of the Company as defined in the Indenture, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes, in whole or in part, at a purchase price of 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

registration statement (the "Shelf Registration Statement") with respect to resales of the Notes. The Notes are subject to the payment of liquidated damages under certain circumstances if the Company and the Guaranteeing Subsidiaries are not in compliance with their obligations under the Registration Rights Agreement.

7.       LEGAL PROCEEDINGS

         The Company and its subsidiaries are parties to lawsuits and other proceedings arising out of the conduct of its ordinary course of business, including those relating to product liability and the sale and distribution of its products. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Operating Revenues

         Operating revenues for the quarter and nine month period ended September 30, 1997 were $70,745,000 and $189,515,000, respectively, representing an increase of 94% and 88%, respectively, from the same periods in the prior year. Operating revenues for the quarter, without revenues of Everest & Jennings, increased in excess of 50% from the same period in the prior year. The increase in operating revenues, excluding the revenues attributable to Everest & Jennings, was primarily attributable to the continued roll-out of the Company's innovative "Graham-Field Express" program, the expansion of the Company's Consolidation Advantage Program ("CAP"), the roll-out of the Company's seamless distribution program, the acquisitions of LaBac Systems, Inc. on June 28, 1997 and Medi-Source, Inc. on August 21, 1997, and the incremental revenue growth of Medapex over the 1996 period.

         In March 1996, the Company introduced its Graham-Field Express program which offers "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. As of September 30, 1997, the Company had opened five (5) Graham-Field Express facilities operating in the Bronx, New York; Puerto Rico; Dallas, Texas; Baltimore, Maryland and Cleveland, Ohio. Revenues attributable to Graham-Field Express were approximately $35,510,000 and $9,679,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company is actively pursuing additional sites for its Graham-Field Express program, which will serve all of the major U.S. markets.

Interest and Other Income

         Interest and other income for the three and nine month periods ended September 30, 1997 was $363,000 and $759,000 respectively, as compared to $31,000 and $537,000 respectively, for the same periods in the prior year. The increase is primarily due to interest earned on the unused proceeds from the Company's sale of its Notes on August 4, 1997 and interest earned on customer financing programs.

Cost of Revenues

         Cost of revenues as a percentage of operating revenues decreased to 66.7% from 68.5% for the three months ended September 30, 1997, as compared to the same period in the prior year.

         Cost of revenues as a percentage of operating revenues decreased to 67.6% for the nine months ended September 30, 1997, as compared to 68.7% for the same period in the prior year. The decrease is primarily attributable to improved operational efficiencies associated with the manufacture and distribution of the Company's product lines and improved purchasing activities.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of operating revenues for the three and nine month periods ended September 30, 1997 was 22.6% and 23.2% respectively, as compared to 24.8% and 25.5% respectively, in the same periods in the prior year. The decrease is attributable to a number of factors, including the expansion of the Graham-Field Express program in 1997, which contributes revenue with a lower percentage of selling, general and administrative expenses, as well as continued efficiencies generated by the Company's distribution network.

Interest Expense

         Interest expense for the three and nine month periods ended September 30, 1997 increased to $2,394,000 and $4,557,000 respectively, as compared to $672,000 and $1,962,000 respectively, for the same periods in the prior year. The increase is primarily due to increased borrowings attributable to the Company's growth and expansion of the Graham-Field Express program, and the sale of the Company's Notes on August 4, 1997.

Net Income

         Income before income taxes for the three months ended September 30, 1997 was $5,537,000, as compared to $1,832,000 for the same period in the prior year, an increase of $3,705,000 or 202%.

         Income before income taxes for the nine months ended September 30, 1997 was $13,641,000, as compared to $4,368,000 for the same period in the prior year, an increase of $9,273,000, or 212%. The increase is primarily due to the increase in revenues, the increase in the gross profit margin, and the decrease in selling, general and administrative expenses as a percentage of operating revenue, offset by the increase in interest expense.

         Net income for the three months ended September 30, 1997 was $3,350,000, as compared to $1,021,000 for the same period last year, an increase of $2,329,000 or 228%.

         Net income for the nine months ended September 30, 1997 was $8,246,000, as compared to $2,425,000 for the same period last year, an increase of $5,821,000 or 240%. The Company recorded income tax expense of $5,395,000 for the nine months ended September 30, 1997, as compared to $1,943,000 for the same period last year. The effective tax rate for the nine months ended September 30, 1997 was 39.5% as compared to 44.5% for the same period last year. The decrease is primarily attributable to the percentage of income earned by foreign entities which are taxed at a lower rate and the relative decrease in permanent differences in relation to pre-tax income. Deferred taxes have not been provided on the undistributed earnings of the foreign entities as it is management's intention to invest such earnings in the entities indefinitely. As of September 30, 1997, the Company had net deferred tax assets primarily comprised of net operating loss carryforwards acquired in connection with an acquisition. A full valuation allowance has been recognized to offset the net deferred asset related to the acquired tax attributes. If realized, the tax benefit for those items will be recorded as a reduction of goodwill.

         The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

         The Company had working capital of $115,172,000 at September 30, 1997, as compared to $14,064,000 at December 31, 1996. The increase in working capital is primarily attributable to the cash provided by the Company's net income of $8,246,000, which reflects $4,700,000 of depreciation and amortization expense, the net current assets acquired in connection with the Company's acquisitions during the nine months ended September 30, 1997 and the sale of the Company's Notes on August 4, 1997.

         Cash used in operations for the nine months ended September 30, 1997 was $29,013,000, as compared to cash provided by operations of $1,433,000 in the same period in the prior year. The principal reasons for the decrease in cash provided by operations were the increase in accounts receivable and inventory levels related to increased revenues and the reduction in accrued expenses, partially offset by net income of $8,246,000 and depreciation and amortization expense of $4,700,000 for the period.

         The Company anticipates that its cash flow from operations, together with its current cash balance, and the proceeds from its Credit Facility and Notes will be sufficient to meet its working capital requirements.

Financing

         On August 4, 1997, the Company issued $100 million of its Notes under Rule 144A of the Securities Act. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness under the Credit Facility. The Notes are guaranteed jointly and severally, on a senior subordinated basis by all Guaranteeing Subsidiaries, other than foreign subsidiaries. The Subsidiary Guarantees are subordinated in right of payment to all existing and future senior debt of the Guaranteeing Subsidiaries including any guarantees by the Guaranteeing Subsidiaries of the Company's obligations under the Credit Facility.

         The net proceeds from the offering of the Notes were used to repay $60.3 million of indebtedness under the Credit Facility and $5 million of indebtedness due to BIL. The balance of the proceeds will be used for general corporate purposes, including the funding for acquisitions, the opening of additional Graham-Field Express facilities and strategic alliances.

         Under the terms of the Indenture, the Notes are not redeemable at the Company's option prior to August 15, 2002. Thereafter, the Notes are redeemable, in whole or in part, at the option of the Company, at certain redemption prices, plus accrued and unpaid interest to the date of redemption. In addition, prior to August 15, 2000, the Company may, at its option, redeem up to 25% of the aggregate principal amount of Notes originally issued with the net proceeds from one or more public offerings of common stock of the Company at a certain redemption price of 109.75% of the principal amount, plus accrued and unpaid interest to the date of redemption; provided that at least 75% of the aggregate principal amount of Notes originally issued remain outstanding after giving effect to any such redemption.

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

         The Company and the Guaranteeing Subsidiaries have agreed, pursuant to the Registration Rights Agreement with the initial purchaser of the Notes, to file with the Securities and Exchange Commission the Exchange Offer Registration Statement registering the Exchange Notes and to offer to the holders of the Notes the opportunity to exchange their Notes for Exchange Notes in the Exchange Offer. If the Company is not permitted to file the Exchange Offer Registration Statement or if certain holders of the Notes are not permitted to participate in, or would not receive freely tradeable Exchange Notes pursuant to, the Exchange Offer, the Company has agreed to file the Shelf Registration Statement with respect to resales of the Notes. The Notes are subject to the payment of liquidated damages under certain circumstances if the Company and the

Guaranteeing Subsidiaries are not in compliance with their obligations under the Registration Rights Agreement.

         On December 10, 1996, the Company entered into the Credit Facility for up to $55 million of borrowings, including letters of credit and banker's acceptances. The proceeds from the Credit Facility were used to (i) refinance certain existing indebtedness of the Company, including the indebtedness (a) under the John Hancock Note and Warrant Agreement, as amended and (b) to The Chase Manhattan Bank and (ii) to provide for working capital needs of the Company. Under the terms of the Credit Facility, borrowings bear interest, at the option of the Company at the bank's prime rate (8.5% at June 30, 1997) or 2.25% above LIBOR, or 1.5% above the bank's bankers' acceptance rate. The Credit Facility is secured by the Company's receivables, inventory and proceeds thereof.

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

         The Credit Facility contains certain customary terms and provisions, including limitations with respect to the incurrence of additional debt, liens, transactions with affiliates, consolidations, mergers and acquisitions, sales of assets, dividends and other distributions (other than the payment of dividends to BIL) in accordance with the terms of the Series B and Series C Preferred Stock. In addition, the Credit Facility contains certain financial covenants, which became effective as of the end of the fiscal quarter ending June 30, 1997, including a cash flow coverage and leverage ratio, and an earnings before interest and taxes covenant. The Company was in compliance with such covenants at September 30, 1997.

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

         On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4 million, at an effective interest rate of 8.8%. The loan was used to fund the acquisition of V.C. Medical and for general corporate purposes. On December 10, 1996, the loan was converted into a note, which matures on April 1, 2001, with interest payable quarterly at an effective rate of 7.7% per year.

         On May 9, 1997, an affiliate of BIL loaned $5 million to the Company at an interest rate of 8.5% per annum, which was repaid with the proceeds from its offering of Notes completed on August 4, 1997.

Part II. Other Information

Item 1. Legal Proceedings

         The Company and its subsidiaries are parties to lawsuits and other proceedings arising out of the conduct of its ordinary course of business, including those relating to product liability and the sale and distribution of its products. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

1. International Distributorship Agreement dated as of September 30, 1997, by and between Graham- Field Health Products, Inc. and Thuasne.

2. Asset Purchase Agreement dated as of August 21, 1997, by and among Graham-Field Health Products, Inc., Graham-Field, Inc., Medi-Source, Inc., Peter Galambos and Irene Galambos.

3. Purchase Agreement dated as of October 7, 1997, by and among Graham-Field Health Products, Inc., VGM & Associates, Inc. and U.S. Rehab, Inc.

4. Vendor Agreement dated as of September 12, 1997 by and among Graham-Field Health Products, Inc. and Equipnet, Inc.


Reports on Form 8-K:

1. The Company's Current Report on Form 8-K dated as of July 17, 1997 (Date of Event: July 17, 1997).

2. The Company's Current Report on Form 8-K dated as of September 4, 1997 (Date of Event: August 28, 1997).

3. The Company's Current Report on Form 8-K dated as of September 11, 1997 (Date of Event: September 5, 1997).

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                    (Registrant)



Date:    November 13, 1997                         /s/Irwin Selinger
                                            ________________________________
                                                     Irwin Selinger
                                                Chairman of the Board and
                                                 Chief Executive Officer



Date:    November 13, 1997                          /s/Gary M. Jacobs
                                            ________________________________
                                                      Gary M. Jacobs
                                                Vice President - Finance
                                        Chief Financial and Accounting Officer