Form 10-K/A
period 1996-12-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1997-12-19
CIK 709136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                               (Amendment No. 1)
                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         Commission File No.: 1-8801

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                            11-2578230
-------------------------------------------------             ------------------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

   400 Rabro Drive East, Hauppauge, New York                               11788
-------------------------------------------------             ------------------
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (516) 582-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
--------------------                   -----------------------------------------
Common Stock, par value $.025 per share           New York Stock Exchange
---------------------------------------           -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes [X]       No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         Based on the closing price on March 20, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $170,069,266.

         As of the close of business on March 20, 1997, the registrant had 18,926,460 shares of common stock outstanding, of $.025 par value each.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, incorporated by reference into Part III hereof.

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                     PART I

ITEM 1. BUSINESS:

THE COMPANY

                  Graham-Field Health Products, Inc. and its wholly owned subsidiaries (collectively, the "Company") manufacture, market and distribute medical, surgical and a broad range of other healthcare products into the home healthcare and medical/surgical markets through a network consisting of approximately 18,500 customers in North America. The Company also markets and distributes its products throughout Europe, Central and South America, and Asia. The acquisition of Everest & Jennings International Ltd. ("Everest &
Jennings") on November 27, 1996 has positioned the Company as a leading manufacturer of durable medical equipment in North America.

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

                  The Company's principal products and product lines include durable medical equipment (such as wheelchairs, homecare beds, ambulatory aids, bathroom and safety equipment), sphygmomanometers (blood pressure measuring devices), stethoscopes, ECG instruments, electronic thermometers, infrared heat treatment devices, adult incontinence products, nutritional supplements, specialty cushions and mattresses for the treatment and prevention of pressure sores, medicated and rubber elastic bandages, respiratory equipment and supplies, urologicals, ostomy products, wound care products, infection control products, first aid supplies, laboratory supplies, antiseptics, topical anesthetics and sterile disposable medical products. By offering a wide range of products from a single source, the Company enables its customers to reduce their costs associated with the purchasing process, including transaction, freight and inventory expenses. During the year ended December 31, 1996, approximately 25% of the Company's revenues were derived from products manufactured by the Company, approximately 18% of the Company's revenues were derived from imported products, and approximately 57% from products purchased from domestic sources, which includes products purchased from Everest & Jennings prior to the acquisition. As used herein, the term "product" means a Company stockkeeping unit.

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

EVEREST & JENNINGS INTERNATIONAL LTD.

Acquisition of Everest & Jennings


                  On November 27, 1996, the Company acquired Everest & Jennings in a merger transaction. Through its subsidiaries, Everest & Jennings manufactures a broad line of wheelchairs and distributes homecare beds. Everest & Jennings' principal subsidiaries include Everest & Jennings, Inc. ("E&J") located in Earth City, Missouri; Everest & Jennings Canadian Limited ("Everest & Jennings Canada") located in Toronto, Canada; and Everest & Jennings de Mexico, S.A. de C.V. ("Everest & Jennings Mexico") located in Guadalajara, Mexico. Each of Everest & Jennings' subsidiaries manufactures wheelchairs and wheelchair parts.

                  The Company believes that the combination of Everest & Jennings' manufacturing operations with the Company's cost-effective delivery systems and advanced technology systems will increase the Company's presence in the home healthcare market with a greater level of service and efficiency, and a broader portfolio of products. The coordination of the manufacturing and distribution of the wheelchair and homecare bed product lines, which represent the leading product lines in the home healthcare market, will enhance the Company's position as a leading "one-stop-shop" distributor of medical products. The Everest & Jennings name, a symbol of quality for more than 50 years, has enabled the Company to introduce its Temco home healthcare product line and other proprietary product lines into the rehabilitation marketplace, a virtually untapped marketplace for the Company in the past.

Dependence on Key Supply Contracts

                  Everest & Jennings' business is heavily dependent on its maintenance of two key supply contracts. Everest & Jennings obtains the majority of its commodity homecare wheelchairs and wheelchair components pursuant to an exclusive supply agreement (the "Exclusive Wheelchair Supply Agreement") with P.T. Dharma Polimetal ("P.T. Dharma"), an Indonesian manufacturer certified under the standard quality systems of ISO 9001. The term of this agreement extends until December 31, 1999, and on each January 1 thereafter shall be automatically extended for one additional year unless Everest & Jennings elects not to extend or Everest & Jennings has failed to order at least 50% of the contractually specified minimums and the manufacturer elects to terminate. If the Exclusive Wheelchair Supply Agreement with P.T. Dharma is terminated, there can be no assurance that Everest & Jennings will be able to enter into a suitable supply agreement with another manufacturer. In addition, Everest & Jennings obtains homecare beds for distribution pursuant to a supply agreement (the "Bed Supply Agreement") with Healthtech Products, Inc. ("Healthtech"), a wholly-owned subsidiary of Invacare Corporation (which is a major competitor of Everest & Jennings), which is scheduled to expire on October 15, 1997. Although the Company is in the process of securing alternative sources of supply with other manufacturers, there can be no assurance that arrangements as favorable as the current supply contract will be obtainable.

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

                  Product lines marketed by the Company include durable medical equipment (such as wheelchairs, homecare beds, ambulatory aids, bathroom and safety equipment), sphygmomano-meters (blood pressure measuring devices), stethoscopes, ECG instruments, electronic thermometers, infrared heat treatment devices, adult incontinence products, nutritional supplements, specialty cushions and mattresses for the treatment and prevention of pressure sores, medicated and rubber elastic bandages, respiratory equipment and supplies, urologicals, ostomy products, wound care products, infection control products, first aid supplies, laboratory supplies, antiseptics, topical anesthetics and sterile disposable medical products.

                  Sales of the Company's line of sphygmomanometers accounted for 7%, 11% and 14% of the Company's annual revenues during the years ended December 31, 1996, 1995 and 1994, respectively. The Company's lines of incontinence products; wound care and ostomy products; bathroom safety equipment; wheelchairs; and ambulatory aids accounted for approximately 8%, 7%, 6%, 6% and 5%, respectively, of the Company's annual revenues in 1996. No other product line or product accounted for more than 5% of annual revenues. Approximately 4% of all products offered by the Company during each of the years ended December 31, 1996, 1995 and 1994, respectively, accounted for approximately 80% of annual revenues in each such year. The number of products marketed by the Company increased from approximately 19,000 in 1991 to approximately 23,000 in 1996.

SALES AND MARKETING

                  The Company markets its products to approximately 18,500 customers, principally medical/surgical supply dealers and home healthcare retailers and wholesalers, which include drug store chains and home-shopping related businesses. The Company's products are marketed and distributed throughout the United States, Canada, Mexico, Europe, Central and South America and Asia. The Company's North American distribution network includes primary points of distribution located in Hauppauge, New York; St. Louis, Missouri; Jacksonville, Florida; Santa Fe Springs, California; Toronto, Canada; and Guadalajara, Mexico. Secondary points of distribution include Graham-Field Express satellite facilities located in Mount Vernon, New York; Dallas, Texas; and San Juan, Puerto Rico.

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

Graham-Field Express

                  The Company provides "same-day" and "next-day" service to home healthcare dealers of strategic home healthcare products, including Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements, and other freight intensive and time sensitive products through its satellite Graham-Field Express facilities. On March 7, 1996, the Company introduced its innovative Graham-Field Express program in the metropolitan New York area, which provides one of the most personalized service alternatives in the healthcare industry. Graham-Field Express enables customers to reduce inventory costs and eliminate warehousing and other costs associated with the purchasing process. The Graham-Field
Express program differs from Graham-Field's standard distribution model in that the Graham-Field Express program focuses on same-day and next-day services to home healthcare dealers of a limited number of strategic home healthcare products. On September 5, 1996, the Company opened its second Graham-Field Express facility through its acquisition of V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products located in Puerto Rico, which currently operates as Graham-Field Express (Puerto Rico). On January 29, 1997, the Company opened its third Graham-Field Express facility in Dallas, Texas, which currently operates as Graham-Field Express (Dallas). Graham-Field Express supplements the Company's vast distribution network, enabling the Company to compete more aggressively in the home healthcare market. The Company plans to open an additional three (3) to four (4) Graham-Field Express sites in 1997 and eight (8) in 1998. A new Graham-Field Express location is scheduled to open in Baltimore, Maryland in April 1997. By late 1999, the Company plans to have a total of approximately twenty-five (25) Graham-Field Express locations serving all of the major U.S. markets.

Drop-Ship Programs

                  The Company has developed a seamless distribution program to enable orders to be shipped from Graham-Field's distribution facilities to end users on behalf of its customers. The Company's customers realize significant benefits from the Company's drop-ship program by significantly reducing their operating costs by eliminating the receiving and shipping process and inventory carrying costs, while reducing the product delivery time to end-users. Initially, the program will operate from the Company's St. Louis Facility. The Company plans to expand the drop-ship program to cover all major U.S. markets.

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


PRODUCT SOURCES

                  During the year ended December 31, 1996, approximately 25% of the Company's revenues were derived from products manufactured by the Company, approximately 18% of the Company's revenues were derived from imported products, and approximately 57% from products purchased from domestic sources, which includes products purchased from Everest & Jennings prior to the acquisition.

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

GOVERNMENT REGULATION

                  The healthcare industry is affected by extensive government regulation and funding at the federal and state levels. Changes in regulations and healthcare policy occur frequently and may impact the size, and the growth potential of the Company, and the profitability of products sold by the Company in each market. Although the Company is not a direct provider under Medicare and Medicaid, the Company's products are sold to its customers, many of which are providers under these programs and which depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare and Medicaid regulations may adversely impact the Company's revenues and collections indirectly by reducing the reimbursement rate received by the Company's customers. The reduction in reimbursement rates will place downward pressure on prices charged for the Company's products sold to customers subject to Medicare and Medicaid reimbursement programs. The Company believes that its C.A.P. program will enable customers to respond to the reduction in reimbursement rates by consolidating the purchase of multiple product lines through a single supplier - the Company.

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

                  On November 27, 1996, the Company acquired Everest & Jennings in a merger transaction. In the merger, each share of the common stock of Everest & Jennings, other than shares of the common stock of Everest & Jennings cancelled pursuant to the merger, was converted into the right to receive .35 shares of the common stock of the Company. In connection with the merger, 2,522,691 shares of common stock of the Company were issued in exchange for the common stock of Everest & Jennings. The Company's common stock was valued at $7.64 per share, which represented the average closing market price of the Company's common stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the merger agreement. In addition, in connection with, and at the effective time of the merger:

                   (i)      BIL (Far East Holdings) Limited, a Hong Kong
                           corporation and the majority stockholder of Everest & Jennings ("BIL"), was issued 1,922,242 shares of common stock of the Company in consideration of the repayment of indebtedness owing by Everest & Jennings in the amount of $24,989,151 to Hong Kong and Shanghai Banking Corporation Limited, which indebtedness (the "HSBC Indebtedness") was guaranteed by BIL. The proceeds of such stock purchase were contributed by the Company to Everest & Jennings immediately following the merger and used to discharge the HSBC Indebtedness.

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

                  (iii) BIL was issued $10 million stated value of a new Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), the proceeds of which are available to the Company for general corporate purposes. The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the common stock of Company and the Series B Preferred Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the common stock of the Company automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series C Preferred Stock was $3,400,000.

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

                  On August 28, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Medical Supplies of America, Inc., a Florida corporation ("Medapex"), pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") dated August 28, 1997, by and among the Company, S.E. (Gene) Davis and Vicki Ray (collectively the "Medapex Selling Stockholders"). In accordance with the terms of the Reorganization Agreement, Medapex became a wholly-owned subsidiary of the Company and the Medapex Selling Stockholders received in the aggregate 960,000 shares of Company Common Stock in exchange for all of the issued and outstanding shares of the capital stock of Medapex. Pursuant to a Real Estate Sales Agreement dated as of August 28, 1997 (the "Real Estate Sales Agreement") by and between the Company and BBD&M, a Georgia Limited Partnership and an affiliate of Medapex, the Company acquired Medapex's principal corporate headquarters and distribution facility in Atlanta, Georgia for a purchase price consisting of (i) $622,335 payable (x) by the issuance of 23,156 shares of common stock of the Company and
(y) in cash in the amount of $311,167, and (ii) the assumption of debt of the Company in the amount of $477,664. In connection with the transaction, the Company also entered into a Registration Rights Agreement dated as of August 28, 1997, pursuant to which the Company agreed to register for resale the shares of common stock of the Company issued pursuant to the Reorganization Agreement and the Real Estate Sales Agreement. Each of the Medapex Selling Stockholders entered into a two-year employment agreement and non-competition agreement with the Company. The acquisition of Medapex qualifies as a tax-free reorganization and was accounted for as a "pooling of interests." Accordingly, the Company's financial statements for periods prior to the combination have been restated to include the results of Medapex for all periods.

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


A.       Manufacturing Facilities:

                                                    Lease
                                 Approx.          Expiration
       Location                  Sq. Ft.             Date            Principal Use                        Annual Rent
       --------                  -------             ----            -------------                        -----------
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

3601 Rider Trail                147,000             7/31/02        Manufacturing,              $   279,300  1/01/96 - 7/31/97
Earth City, MO                                                       Distribution                  323,400  8/01/97 - 7/31/02


125 South Street                120,000            12/31/04        Manufacturing,              $   336,000 1/01/96 - 12/31/99
Passaic, NJ                                                          Distribution                  360,000 1/01/00 - 12/31/04

131 Clay Street                  21,467            12/31/97        Manufacturing,              $    67,555 1/01/96 - 12/31/97
Central Falls, RI                                                    Distribution


B.       Distribution Facilities:

                                                    Lease
                                 Approx.          Expiration
       Location                  Sq. Ft.             Date            Principal Use                        Annual Rent
       --------                  -------             ----            -------------                        -----------
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

ITEM 3.  LEGAL PROCEEDINGS:

         On June 19, 1996, a class action lawsuit was filed on behalf of all stockholders of Everest & Jennings (other than the named defendants) in the Delaware Court of Chancery, following announcement on June 17, 1996 of the original agreement in principle between Everest & Jennings and the Company. The class action names as defendants the Company, Everest & Jennings, Everest & Jennings' directors, and BIL. The class action challenges the transactions contemplated by the original agreement in principle, alleging, among other things, that (i) such transactions were an attempt to eliminate the public stockholders of Everest & Jennings at an unfair price, (ii) BIL will receive more value for its holdings in Everest & Jennings than its minority stockholders, (iii) the public stockholders will not be adequately compensated for the potential earnings of Everest & Jennings, (iv) BIL and the directors of Everest & Jennings breached or aided and abetted the breach of fiduciary duties owed to the stockholders (other than the defendants) by not exercising independent business judgment and having conflicts of interest, and (v) the Company aided and abetted and induced breaches of fiduciary duties by other defendants by offering incentives to members of management, either in the form of continued employment or monetary compensation and perquisites, in exchange for their approval of the merger. The class action seeks to rescind the merger or an award of rescissionary damages if it cannot be set aside, and also prays for an award of compensatory damages. The Company intends to vigorously defend the lawsuit and does not believe that the outcome of the lawsuit will have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

         Die Cast Products, Inc., a former subsidiary of Everest & Jennings, was named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42 U.S.C. Sections 9601 et seq. Everest &

Jennings was originally notified of this action on December 10, 1992. A settlement was reached at an October 5, 1995 Mandatory Settlement Conference before Judge Rea in the Federal District Court of the Central District of California. The state of California has agreed to accept the sum of $2.6 million as settlement for all past costs and future remedial work. Everest & Jennings' share of the settlement with the state of California has amounted to $41,292.30, which sum was paid on January 3, 1997. No further claims or assessments with respect to this matter are anticipated at this time. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

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

         In 1989, a patent infringement case was initiated against E&J and other defendants in the U.S. District Court, Central District of California. E&J prevailed at trial with a directed verdict of patent invalidity and non-infringement. The plaintiff filed an appeal with the U.S. Court of Appeals for the Federal Circuit. On March 31, 1993, the Court of Appeals vacated the District Court's decision and remanded the case for trial. Impacting the retrial of this litigation was a re-examination proceeding before the Board of Patent Appeals with respect to the subject patent. A ruling was rendered November 23, 1993 sustaining the claim of the patent which E&J Inc. has been charged with infringing. Upon the issuance of a patent re-examination certificate by the U.S. Patent Office, the plaintiff presented a motion to the District Court requesting a retrial of the case. E&J presented a Motion for Summary Judgment of Noninfringement based in part upon the November 23, 1993 decision of the Board of Patent Appeals. The Motion was granted in follow-up conferences and an official Judgment was entered November 17, 1994. Following the appeal by the plaintiffs, the case has been remanded to the U.S. District Court, Central District of California, for further consideration. E&J intends to contest this case vigorously. The ultimate liability of E&J, if any, cannot be determined at this time. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

         Following a jury trial on July 15, 1996, a verdict was rendered in the District Court of the First Judicial District of the State of New Mexico in a civil product liability law suit (Chris Trew et al. vs. Smith and Davis Manufacturing Company, Inc., No. SF95-354) against Smith & Davis Manufacturing Company, a wholly-owned subsidiary of Everest & Jennings ("Smith & Davis"), in the amount of $635,698.12 actual damages, prejudgment interest and costs, plus $4 million punitive damages. The suit was instituted on February 25, 1995 by the children and surviving heirs and personal representatives of a nursing home patient in Carlsbad, New Mexico who died on September 28, 1993 after her head became pinned between a bed rail allegedly manufactured by Smith & Davis and her bed. The suit alleged that the bed rail in question was defective and unsafe for its intended purpose, that Smith & Davis was negligent in designing, manufacturing, testing and marketing such bed rails, and that the negligence of the nursing home in question was the proximate cause of decedent's injuries and death. The nursing home reached a settlement with Plaintiffs prior to trial. Judgment was entered on the jury verdict, which bears interest at the rate of 15% from August 30, 1996 until paid. On October 15, 1996, Plaintiffs filed a related case in the Circuit Court of the County of St. Louis, Missouri (Chris Trew, et al. v. Everest & Jennings, et al., Cause No. 96CC-000456, Division
39), which seeks a declaratory judgment against Everest & Jennings and BIL to pierce their respective corporate veils and holding them jointly and severally liable for the full amount of the New Mexico judgment. On February 26, 1997, the parties agreed in principle to a proposed settlement in which the Plaintiffs would receive $3 million, of which Everest & Jennings estimates that approximately $1.5 million will be paid by Everest & Jennings' insurance carriers, however, Everest & Jennings may seek additional recovery from the insurance carriers. The amounts required to be paid in the proposed settlement in excess of any insurance recoveries will be borne, in whole or in part, by BIL under the indemnification terms and provisions contained in the Stockholder Agreement and/or through the Company's right of offset under the Company's subordinated promissory note to BIL dated as of December 10, 1996 (the "BIL Note"), in the principal amount of $4 million.

         While the results of the lawsuits and other proceedings referred to above cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

         The Company and its subsidiaries are parties to other lawsuits and other proceedings arising out of the conduct of its ordinary course of business, including those relating to product liability and the sale and distribution of its products. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


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

As of the record date of October 11, 1996, 14,209,895 shares of the common stock of the Company were issued and outstanding. Tabulations for the proposals voted at the Special Meeting are set forth below:



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

                  Under the terms of the Credit Facility, the Company is prohibited from declaring, paying or making any dividend or distribution on any shares of the common stock or preferred stock of the Company (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of the Company. Notwithstanding the foregoing restrictions, the Company is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due BIL under the terms of the Series B and Series C Preferred Stock in any fiscal year, or (ii) 12.5% of net income of the Company on a consolidated basis, provided, that no event of default shall have occurred and be continuing or would exist after giving effect to the payment of the dividends.

                  The Company anticipates that for the foreseeable future any earnings will be retained for use in its business and accordingly, does not anticipate the payment of cash dividends, other than to BIL in accordance with the terms and provisions of the Series B and Series C Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA:


Selected Financial Data
-----------------------


                                                                           Year Ended December 31,
                                                                           -----------------------


                                              1996                1995                1994               1993             1992
                                        ---------------      --------------      -------------      -------------    --------------
Statement of Operations
Data:
Net Revenues                            $   143,642,000       $ 112,414,000      $ 106,026,000      $ 101,607,000     $ 92,397,000
                                        ===============       =============      =============      =============     ============

(Loss) Income
   before extraordinary item
   and cumulative effect
   of change in accounting
   principle                            $  (11,873,000)       $   1,047,000      $ (1,979,000)      $ (3,037,000)      $ 1,805,000


Extraordinary item                            (736,000)           -                  -                    -                  -

Cumulative effect of change
   in accounting principle                    -                   -                  -                   530,000             -
                                        --------------        -------------      ------------       ------------       -----------

Net (loss) income                       $  (12,609,000)       $   1,047,000      $ (1,979,000)      $ (2,507,000)      $  1,805,000
                                        ==============        =============      ============       ============       ============

Net (loss) income per common share:

Before extraordinary item
   and cumulative effect of
   change in accounting
   principle                            $         (.76)       $         .07      $       (.14)      $      ( .22)      $        .13


Extraordinary item                                (.05)             -                  -                  -                -

Cumulative effect of change
   in accounting principle                     -                    -                  -                      .04          -
                                        ---------------       -------------      ------------       -------------      ------------


Net (loss) income per
   common share                         $         (.81)       $         .07      $       (.14)      $       (.18)      $        .13
                                        ==============        =============      ============       ============       ============

Weighted average number of
   common and equivalent
   shares outstanding                       15,557,000           14,315,000         13,862,000         13,779,000        13,702,000
                                        ==============      ===============     ==============    ===============   ===============

Selected Financial Data
-----------------------

                                                                    Year Ended December 31,
                                                                    -----------------------

Balance Sheet Data:                            1996             1995            1994             1993              1992
                                           ------------     ------------     ------------     -----------      ------------
Current Assets                             $ 98,468,000     $ 56,640,000     $ 53,584,000     $49,272,000      $ 52,445,000
                                           ------------     ------------     ------------     -----------      ------------

Current Liabilities                        $ 84,404,000     $ 21,579,000     $ 24,195,000     $19,275,000      $ 18,457,000
                                           ------------     ------------     ------------     -----------      ------------

Total Assets                               $207,194,000     $103,011,000     $102,454,000     $99,891,000      $100,043,000
                                           ------------     ------------     ------------     -----------      ------------

Long-term debt (including
capital leases due after one
year)                                      $  6,535,000     $  1,462,000     $  2,107,000     $ 2,719,000       $ 1,950,000
                                           ------------     ------------     ------------     -----------       -----------


Guaranteed Senior Notes (net
   of current maturities)                  $    -           $ 19,000,000      $20,000,000     $20,000,000       $20,000,000
                                           ------------     ------------      -----------     -----------       -----------

Stockholders' equity                       $114,503,000     $ 60,970,000      $56,152,000     $57,897,000       $59,636,000
                                           ------------     ------------      -----------     -----------       -----------

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

RESULTS OF OPERATIONS

         On August 28, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Medapex, which was accounted for as a "pooling of interests." Accordingly, the Company's financial statements for periods prior to the combination have been restated to include the results of Medapex for all periods.

Operating Revenues

         1996 compared to 1995. Operating revenues were $143,083,000 for the year ended December 31, 1996, or 28% higher than the year ended December 31, 1995. The increase in operating revenues was primarily attributable to the Company's expansion of its C.A.P. program, the introduction of the Graham-Field Express program, the addition of new product lines and the acquisition of Everest & Jennings on November 27, 1996.

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

         On November 27, 1996, the Company completed its acquisition of Everest & Jennings. The Company believes that the combination of Everest & Jennings' manufacturing operations with the Company's cost-effective delivery systems and advanced technology systems will increase the Company's presence in the home healthcare market with a greater level of service and efficiency, and a broader portfolio of products. The coordination of the manufacturing and distribution of the wheelchair and homecare bed product lines, which represent the leading product lines in the home healthcare market, will enhance the Company's position as a leading "one-stop-shop" distributor of medical products. The Everest & Jennings name, a symbol of quality for more than fifty years, has enabled the Company to introduce its Temco home healthcare product line and other proprietary product lines into the rehabilitation marketplace, a virtually untapped marketplace for the Company in the past. Revenues attributable to Everest & Jennings for the period from the date of acquisition to December 31, 1996 were approximately $3,634,000.

         The increase in operating revenues was achieved despite the decline in sales of approximately $5,905,000 to Apria Healthcare Group, Inc. ("Apria") for the year ended December 31, 1996 as compared to the prior year. The Company's supply agreement with Apria expired on December 31, 1995.

         1995 compared to 1994. Operating revenues were $112,113,000 for the year ended December 31, 1995, or 6% higher than the year ended December 31, 1994. The increase in operating revenues was primarily attributable to improved service levels, improvements in the Company's distribution network, the development of new sales and marketing programs and the expansion of the Company's product lines. During 1995, the Company introduced over 100 new products including the Temco deluxe four-wheel walkabout, the John Bunn Nebulite II medication compressor and the Labtron automatic wrist blood pressure monitor. In addition, 1995 revenues also included approximately $935,000, net of elimination of intercompany sales, attributable to the acquisition of National Medical Excess Corp., effective as of July 1, 1995.

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

Interest and Other Income

         1996 compared to 1995. Interest and other income increased from $301,000 in 1995 to $559,000 in 1996. The increase is primarily due to the gain recognized by the Company and royalties received by the Company in connection with the sale of the Gentle Expressions(R) breast pump product line, and interest income on certain notes receivable.

         1995 compared to 1994. Interest and other income increased from $75,000 in 1994 to $301,000 in 1995. The increase is primarily due to the receipt of approximately $200,000 relating to an insurance recovery and a favorable settlement of a contractual dispute.

Cost of Revenues

         1996 compared to 1995. Cost of revenues as a percentage of operating revenue for 1996 remained relatively unchanged from the prior year, at 70%. Due to manufacturing efficiencies and improved purchasing activities, Graham-Field maintained its gross profit margin despite increased competition.

         1995 compared to 1994. Cost of revenues as a percentage of operating revenue remained relatively unchanged from the prior year, at 70%. Due to manufacturing efficiencies and improved purchasing activities, the Company maintained its gross profit margin despite increased competition.

Selling, General and Administrative Expenses

         1996 compared to 1995. Selling, general and administrative expenses as a percentage of operating revenues decreased to 24% in 1996 from 26% in 1995. The decrease is attributable to a number of factors, including the expansion of the Graham-Field Express program in 1996, which contributes revenue with a lower percentage of selling, general and administrative expenses, as well as continued efficiencies generated by the Company's distribution network.

         The Company is currently in the process of evaluating its computer software and databases to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Management does not expect the financial impact of such modifications to be material to the Company's financial position or results of operations in any given year.

         1995 compared to 1994. Selling, general and administrative expenses decreased $2,518,000 or 8% in 1995. As a percentage of operating revenues, selling, general and administrative expenses decreased to 26% from 30%. The decrease was primarily due to cost reduction programs, the continued efficiencies generated by the Company's distribution network and investments in new business systems, and the non-recurring cost of approximately $1,321,000 recorded in the fourth quarter of 1994.

Interest Expense

         1996 compared to 1995. Interest expense for 1996 decreased by $142,000 or 5% as compared to 1995. The decrease is primarily due to lower interest rates on reduced average borrowings.

         1995 compared to 1994. Interest expense increased $23,000 or 1%, principally due to an increase in interest rates from the prior year. Interest expense for the last six months of 1995 decreased compared to the same period in the prior year due to a decrease in borrowings during the period. The Company reduced its borrowings as a result of increased earnings, and the net proceeds of $3,471,000 realized from an offshore private placement of 1,071,655 shares of common stock completed in September 1995.

Merger and Other Related Charges

         1996 compared to 1995. During the fourth quarter of 1996, the Company recorded charges of $15.8 million related to the acquisition of Everest & Jennings. The charges included $12.8 million associated with the write-off of purchased in-process research and development costs and $3.0 million of merger expenses related to severance payments, the write-off of certain unamortized catalog and software costs with no future value, the accrual of costs to vacate certain of the Company's facilities, and the cost of certain insurance policies.

Net (Loss) Income

         1996 compared to 1995. Loss before income taxes and extraordinary item was $8,955,000, as compared to income before income taxes of $1,741,000 for the prior year. The loss before income taxes and extraordinary item for 1996 includes certain charges of $15.8 million relating to the acquisition of Everest & Jennings. The charges include $12,800,000 associated with the write-off of purchased in-process research and development costs and $3,000,000 related to merger expenses.

         Net loss after the charge for the extraordinary item related to the early retirement of the indebtedness underlying the John Hancock Note and Warrant Agreement (the "John Hancock Indebtedness") was $12,609,000 in 1996, as compared to net income of $1,047,000 for 1995. The extraordinary item of $736,000 (net of tax benefit of $383,000) relates to the "make-whole" payment and write-off of unamortized deferred financing costs associated with the early retirement of the John Hancock Indebtedness.

         The Company recorded income tax expense of $2,918,000 for the year ended December 31, 1996, as compared to $694,000 for the prior year. As of December 31, 1996, the Company had a deferred tax asset of $938,000, primarily comprised of net operating loss carryforwards (including those acquired in connection with an acquisition) and investment, research and development, jobs tax and alternative minimum tax credits. The Company has provided a valuation allowance of approximately $400,000 in the fourth quarter of 1996 because certain tax credits are available only through their expiration dates, and only after the utilization of available net operating loss carryforwards. A full valuation allowance has been recognized to offset the deferred assets related to the acquired tax attributes. If realized, the tax benefit for those items will be recorded as a reduction of goodwill. In addition, the Company has provided an additional valuation allowance of $600,000 in the fourth quarter of 1996 as a charge to income tax expense against a portion of the remaining net deferred tax asset at December 31, 1996 due to the recent acquisition of Everest & Jennings. The balance of the deferred tax asset will continue to be evaluated by management as to its realizability on a quarterly basis. The amount of the deferred tax asset considered realizable could be reduced in the near future if estimates of future taxable income during the carryforward period are reduced. Uncertainties which may impact the future realizability but are not expected to occur, include a decline in sales and margins resulting from a possible loss of market share and increased competition.

         1995 compared to 1994. Income before income taxes was $1,741,000 as compared to a loss before income taxes of $2,714,000 for the prior year. The increase in income before income taxes is primarily due to the increase in revenues and the decrease in selling, general and administrative expenses.

         Net income was $1,047,000 as compared to a net loss of $1,979,000 for the prior year. The Company recorded income tax expense of $694,000 for the year ended December 31, 1995, as compared to an income tax benefit of $735,000 for the prior year. As of December 31, 1995, the Company had recorded a deferred tax asset of $3,084,000, primarily comprised of net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits. At December 31, 1995, based upon the Company's expectation that future taxable income will be sufficient to utilize the carryforwards prior to December 31, 2009, the Company did not record a valuation allowance on the deferred tax assets, except for an allowance of $55,000 related to tax assets recorded for acquired carryforwards.

         The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

         The Company had working capital of $14,064,000, $35,061,000 and $29,389,000 at December 31, 1996, 1995 and 1994, respectively. The decrease in working capital for the period ended December 31, 1996 is primarily attributable to the early retirement of the John Hancock Indebtedness and certain accrued expenses related to the Everest & Jennings acquisition. The Company retired the John Hancock Indebtedness with a portion of the proceeds from the Company's Credit Facility with IBJ Schroder, which borrowings are classified as current liabilities.

         The increase in working capital for the period ended December 31, 1995 is primarily attributable to the cash provided by the Company's net income of $1,047,000, which reflects $3,347,000 of depreciation and amortization expense. In addition, the Company raised $3,471,000 of additional capital, net of expenses, through an offshore private placement of 1,071,655 shares of its common stock completed in September 1995.

         Cash provided by operations for the year ended December 31, 1996 was $3,770,000. The principal reason for the cash provided by operations was the Company's operating income after adjustments for non-cash charges, partially offset by the aggregate increase in accounts receivable and inventory in excess of related payables.

Financing

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

         On November 27, 1996, the Company acquired Everest & Jennings in a merger transaction. In the merger, each share of the common stock of Everest & Jennings, other than shares of the common stock of Everest & Jennings cancelled pursuant to the merger, was converted into the right to receive .35 shares of the common stock of the Company. In connection with the merger, 2,522,691 shares of common stock of the Company were issued in exchange for the common stock of Everest & Jennings. The Company's common stock was valued at $7.64 per share, which represented the average closing market price of the Company's common stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the merger agreement. In addition, in connection with, and at the effective time of the merger:

         (i) BIL was issued 1,922,242 shares of common stock of the Company in consideration of the repayment of the HSBC Indebtedness, which was guaranteed by BIL. The proceeds of such stock purchase were contributed by the Company to Everest & Jennings immediately following the merger and used to discharge the HSBC Indebtedness.

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

         (iii) BIL was issued $10 million stated value of the Series C Preferred Stock, the proceeds of which are available to the Company for general corporate purposes. The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the common stock of Company and the Series B Preferred

                  Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the common stock of the Company automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series C Preferred Stock was $3,400,000.

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

                           ANNUAL REPORT ON FORM 10-K/A

                    ITEM 8, ITEM 14(a)(1) and (2),(c) and (d)

                          LIST OF FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1996

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

                               HAUPPAUGE, NEW YORK

FORM 10-K/A--ITEM 8, ITEM 14(a)(1) and (2) and (d)

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

Schedule II--Valuation and qualifying accounts..............................F-37

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Graham-Field Health Products, Inc.

We have audited the accompanying consolidated balance sheets of Graham-Field Health Products, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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



                                                           /s/ ERNST & YOUNG LLP



Melville, New York
March 10, 1997, except for
Note 2 paragraph 5, as to
which the date is
August 28, 1997

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               December 31,
                                                         1996               1995
                                                      ------------       ------------


ASSETS

Current assets:
    Cash and cash equivalents                         $  1,241,000       $    226,000

    Accounts receivable, less allowance for
       doubtful accounts of $7,243,000 and
       $1,811,000, respectively                         45,703,000         23,112,000

    Inventories                                         48,245,000         31,239,000

    Other current assets                                 3,023,000          1,809,000

    Recoverable and prepaid income taxes                   256,000            254,000
                                                      ------------       ------------

           TOTAL CURRENT ASSETS                         98,468,000         56,640,000



Property, plant and equipment, net                      11,264,000          8,599,000



Excess of cost over net assets acquired, net of
    accumulated amortization of $8,185,000 and
    $7,212,000, respectively                            91,412,000         29,291,000

Investment in leveraged lease                                   --            487,000

Deferred tax assets                                        938,000          3,084,000

Other assets                                             5,112,000          4,910,000
                                                      ------------       ------------

           TOTAL ASSETS                               $207,194,000       $103,011,000
                                                      ============       ============








See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC AND SUBSIDIARIES

                                                                         December 31
                                                                   1996                 1995
                                                               -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                       $  13,985,000        $   2,100,000

    Current maturities of long-term debt
       and Guaranteed Senior Notes                                 2,016,000            1,621,000

    Accounts payable                                              22,995,000            9,828,000

    Acceptances payable                                           19,800,000            5,000,000

    Accrued expenses                                              25,608,000            3,030,000
                                                               -------------        -------------

                TOTAL CURRENT LIABILITIES                         84,404,000           21,579,000

Long-term debt                                                     6,535,000            1,462,000

Other long-term liabilities                                        1,752,000                   --

Guaranteed Senior Notes                                                   --           19,000,000
                                                               -------------        -------------

                TOTAL LIABILITIES                                 92,691,000           42,041,000

STOCKHOLDERS' EQUITY

Series A preferred stock, par value $.01 per share:
   authorized shares 300,000, none issued
Series B preferred stock, par value $.01 per share:
   authorized shares 6,100, issued and outstanding 6,100          28,200,000                   --
Series C preferred stock, par value $.01 per share:
   authorized shares 1,000, issued and outstanding 1,000           3,400,000                   --
Common stock, par value $.025 per share:
   authorized shares 60,000,000, issued and outstanding
   19,650,744 and 15,065,286, respectively                           492,000              377,000

Additional paid-in capital                                       101,573,000           66,891,000

(Deficit)                                                        (18,995,000)          (6,298,000)

Cumulative translation adjustment                                    (12,000)                  --
                                                               -------------        -------------

Subtotal                                                         114,658,000           60,970,000

Notes receivable from sale of shares                                (155,000)                  --
                                                               -------------        -------------

 TOTAL STOCKHOLDERS' EQUITY                                      114,503,000           60,970,000

Commitments and contingencies                                  -------------        -------------


                TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY                        $ 207,194,000        $ 103,011,000
                                                               =============        =============


See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Year Ended December 31
                                                         1996                 1995                1994
                                                     -------------        -------------       -------------

Net revenues:
    Medical equipment and supplies                   $ 143,083,000        $ 112,113,000       $ 105,951,000
    Interest and other income                              559,000              301,000              75,000
                                                     -------------        -------------       -------------
                                                       143,642,000          112,414,000         106,026,000

Costs and expenses:
    Cost of revenues                                    99,641,000           78,525,000          74,079,000
    Selling, general and administrative                 34,578,000           29,428,000          31,964,000
    Interest expense                                     2,578,000            2,720,000           2,697,000
    Purchased in-process research &
     development costs                                  12,800,000                   --                  --
    Merger related charges                               3,000,000                   --                  --
                                                     -------------        -------------       -------------

                                                       152,597,000          110,673,000         108,740,000
                                                     -------------        -------------       -------------

(Loss) income before income taxes (benefit)
    and extraordinary item                              (8,955,000)           1,741,000          (2,714,000)
Income taxes (benefit)                                   2,918,000              694,000            (735,000)
                                                     -------------        -------------       -------------
(Loss) income before extraordinary item                (11,873,000)           1,047,000          (1,979,000)


Extraordinary loss on early retirement of
    debt (net of tax benefit of $383,000)                 (736,000)                  --                  --
                                                     -------------        -------------       -------------

         NET (LOSS) INCOME                           $ (12,609,000)       $   1,047,000       $  (1,979,000)
                                                     =============        =============       =============


Net (loss) income per common share:

(Loss) income before extraordinary item              $        (.76)       $         .07       $        (.14)
Extraordinary loss on early retirement of debt                (.05)                  --                  --
                                                     -------------        -------------       -------------
Net (loss) income per common share                   $        (.81)       $         .07       $        (.14)
                                                     =============        =============       =============

Weighted average number of common and
    common equivalent shares                            15,557,000           14,315,000          13,862,000
                                                     =============        =============       =============









See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Series B        Series C
                                                                Preferred      Preferred               Common Stock
                                                 Total            Stock          Stock          Shares            Amount
                                             -------------     ------------    ----------    -------------     -------------
BALANCE, DECEMBER 31, 1993                   $  57,897,000                                      13,801,342     $     345,000
  Issuance of common stock on
    exercise of stock options                      192,000                                         149,250             4,000
  Tax benefit from exercise of
    stock options                                   42,000                                              --                --
  Retirement of Treasury Stock                          --
  Net loss                                      (1,979,000)                                        (28,943)           (1,000)
                                             -------------     ------------    ----------    -------------     -------------
BALANCE, DECEMBER 31, 1994                      56,152,000                                      13,921,649           348,000
  Issuance of common stock
    on exercise of stock options                   172,000                                          86,500             2,000
  Regulation S offering, net                     3,471,000                                       1,071,655            27,000
  Tax benefit from exercise of
    stock options                                   38,000                                              --                --
  Retirement of Treasury Stock                          --                                         (14,518)
  Warrants issued in connection with debt           90,000                                              --                --
  Net income                                     1,047,000                                              --                --
                                             -------------     ------------    ----------    -------------     -------------
BALANCE, DECEMBER 31, 1995                      60,970,000                                      15,065,286           377,000
  Issuance of common stock
    on exercise of stock options                   550,000                                         153,255             4,000
  Issuance of stock in connection
    with acquisitions                           65,809,000     $ 28,200,000    $3,400,000        4,477,720           112,000
  Tax benefit from exercise of
    stock options                                   38,000               --            --               --                --
  Retirement of Treasury Stock                          --               --            --          (45,517)           (1,000)
  Dividend accrued on Preferred Stock              (88,000)                                             --                --
  Translation adjustment                           (12,000)              --            --               --                --
  Notes receivable from officers
    for sale of shares                            (155,000)              --            --               --                --
  Net loss                                     (12,609,000)                                             --                --
                                             -------------     ------------    ----------    -------------     -------------
BALANCE, DECEMBER 31, 1996                   $ 114,503,000     $ 28,200,000    $3,400,000       19,650,744     $     492,000
                                             =============     ============    ==========    =============     =============

                                                                                                                            Notes
                                         Additional                                                           Cumulative  Receivable
                                          Paid-in                                  Treasury Stock             Translation  From Sale
                                          Capital         (Deficit)           Shares            Amount        Adjustment   of Shares
                                       -------------     -------------     -------------     -------------    ----------  ----------
BALANCE, DECEMBER 31, 1993             $  62,918,000     $  (5,366,000)                0     $           0
  Issuance of common stock on
    exercise of stock options                314,000                --           (28,943)         (126,000)
  Tax benefit from exercise of
    stock options                             42,000                --                --                --
  Retirement of Treasury Stock              (125,000)               --            28,943           126,000
  Net loss                                        --        (1,979,000)               --                --
                                       -------------     -------------     -------------     -------------     --------   ---------
BALANCE, DECEMBER 31, 1994                63,149,000        (7,345,000)                0                 0
  Issuance of common stock
    on exercise of stock options             220,000                --           (14,518)          (50,000)
  Regulation S offering, net               3,444,000                --                --                --
  Tax benefit from exercise of
    stock options                             38,000                --                --                --
  Retirement of Treasury Stock               (50,000)               --            14,518            50,000
  Warrants issued in connection
    with debt                                 90,000                --                --                --
  Net income                                      --         1,047,000                --                --
                                       -------------     -------------     -------------     -------------     --------   ---------
BALANCE, DECEMBER 31, 1995                66,891,000        (6,298,000)                0                 0
  Issuance of common stock
    on exercise of stock options             711,000                --           (45,517)         (165,000)
  Issuance of stock in connection
    with acquisitions                     34,097,000                --                --                --
  Tax benefit from exercise of
    stock options                             38,000                --                --                --
  Retirement of Treasury Stock              (164,000)               --            45,517           165,000
  Dividend accrued on Preferred Stock             --                --                --           (88,000)          --          --
  Translation adjustment                          --                --                --                --     $(12,000)
  Notes receivable from officers
    for sale of shares                            --                --                --                --           --   $(155,000)
  Net loss                                        --                --                --       (12,609,000)          --          --
                                       -------------     -------------     -------------     -------------     --------   ---------
BALANCE, DECEMBER 31, 1996             $ 101,573,000     $ (18,995,000)                0     $           0     $(12,000)  $(155,000)
                                       =============     =============     =============     =============     ========   =========

See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Year Ended December 31,
                                                                                      1996             1995             1994
                                                                                  ------------     ------------     ------------

OPERATING ACTIVITIES
Net (loss) income                                                                 $(12,609,000)    $  1,047,000     $ (1,979,000)

Adjustments to reconcile net (loss) income to net cash used in operating activities:

  Depreciation and amortization                                                      3,539,000        3,347,000        3,531,000

  Leveraged lease valuation adjustment                                                      --               --          500,000

  Deferred income taxes                                                              2,139,000          475,000         (936,000)

  Provisions for losses on accounts receivable                                         606,000          451,000          595,000

  Gain on sale of product line                                                        (360,000)              --               --

  Loss on disposal of property, plant and equipment                                         --            3,000           12,000

  Purchased in-process research and
    development cost                                                                12,800,000               --               --

  Non-cash amounts included in merger
    related charges                                                                  1,191,000               --               --

  Non-cash amounts included in extraordinary loss                                      476,000               --               --

  Other                                                                                     --               --            7,000

  Changes in operating assets and liabilities, net of effects of acquisitions:

     Accounts receivable                                                           (11,279,000)      (3,117,000)      (4,147,000)

     Inventories, other current assets and
       recoverable and prepaid income taxes                                         (5,269,000)          (1,000)      (3,053,000)

     Accounts and acceptances payable
       and accrued expenses                                                         12,536,000       (5,312,000)       4,183,000
                                                                                  ------------     ------------     ------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                               3,770,000       (3,107,000)      (1,287,000)


INVESTING ACTIVITIES

Purchase of short-term investments                                                          --               --        1,998,000

Purchase of property, plant and equipment                                           (1,085,000)        (709,000)      (1,123,000)

Acquisitions, net of cash acquired                                                  (4,558,000)        (668,000)              --

Proceeds from the sale
  of property, plant, and equipment                                                         --           19,000               --

Proceeds from sale of product line                                                     500,000               --               --

Proceeds from sale of assets under leveraged lease                                     487,000               --               --

Start up cost related to the St. Louis
  Distribution Center                                                                       --               --         (171,000)

Notes receivable from officers                                                        (155,000)              --               --

Net (increase) decrease in other assets                                               (228,000)         116,000          (30,000)
                                                                                  ------------     ------------     ------------

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                                              $ (5,039,000)    $ (1,242,000)    $    674,000

               GRAHAM-FIELD HEALTH PRODUCTS, INC AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)


                                                         Year Ended December 31
                                                 1996             1995             1994
                                             ------------     ------------     ------------
FINANCING ACTIVITIES

Proceeds from notes payable to bank
    and long-term debt                       $ 27,310,000     $  2,054,000     $  1,673,000

Principal payments on long-term debt
    and notes payable                         (35,576,000)      (1,226,000)      (1,536,000)

Proceeds on exercise of stock options             550,000          172,000          192,000

Proceeds from issuance of
   common stock, net                                   --        3,471,000               --

Proceeds from issuance of preferred stock
   in connection with an acquisition           10,000,000               --               --

NET CASH PROVIDED BY                         ------------     ------------     ------------
   FINANCING ACTIVITIES                         2,284,000        4,471,000          329,000



INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             1,015,000          122,000         (284,000)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                              226,000          104,000          388,000
                                             ------------     ------------     ------------


CASH AND CASH EQUIVALENTS AT
   END OF YEAR                               $  1,241,000     $    226,000     $    104,000
                                             ============     ============     ============

SUPPLEMENTARY CASH FLOW INFORMATION:
  Interest paid                              $  2,975,000     $  2,522,000     $  2,767,000
                                             ============     ============     ============

  Income taxes paid                          $    187,000     $    266,000     $    260,000
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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the financial statements of 1996 and all prior periods have been restated to reflect the Company's acquisition of Medical Supplies of America, Inc. and subsidiaries. This acquisition was completed on August 28, 1997 and was recorded on the Company's financial statements as a "pooling of interests."

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

Excess of Cost Over Net Assets Acquired: Excess of cost over net assets acquired is generally amortized on a straight-line basis over 30 to 40 years. The carrying value of such costs are reviewed by management as to whether the facts and circumstances indicate that an impairment may have occurred. If this review indicates that such costs or a portion thereof will not be recoverable, as determined based on the undiscounted cash flows of the entities acquired over the remaining amortization period, the carrying value of these costs will be measured by comparing the fair value of the group of assets acquired to the carrying value. If fair values are unavailable, the carrying value will be measured by comparing the carrying values to the discounted cash flows.

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

Revenue Recognition Policy: The Company recognizes revenue when products are shipped, with appropriate provisions for uncollectible accounts and credits for returns.

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

Income Taxes: The Company and its subsidiaries file a consolidated Federal income tax return. The Company uses the liability method in accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss/Income Per Common Share Information: Net loss per common share for 1996 was computed using the weighted average number of common shares outstanding and by assuming the accrual of a dividend of 1.5% on both the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") in the aggregate amount of $88,000. Conversion of the preferred stock and common equivalent shares was not assumed since the result would have been antidilutive. Net income per common share for 1995 was computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Net loss per common share for 1994 was computed using the weighted average number of common shares outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This standard changes the method of calculating earnings per share and will be effective for periods ending after December 15, 1997. Earlier application is not permitted; however, when adopted all prior period earnings per share data presented will be required to be restated to conform with the new standard.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Employee Stock Options: The Company has a stock option program which is more fully described in Note 9. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's stock option program, options are granted with an exercise price equal to the market price of the underlying common stock of the Company on the date of grant. Accordingly, no compensation expense is recognized in connection with the grant of stock options.

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

Concentration of Credit Risk: The Company manufactures, markets and distributes medical, surgical and a broad range of other healthcare products into the home healthcare and medical/surgical markets through a vast dealer network consisting of approximately 18,500 customers, principally hospital, nursing home, physician and home healthcare dealers, healthcare product wholesaler and retailers, including drug stores, catalog companies, pharmacies and home-shopping related business in North America. As a result of the acquisition of Everest & Jennings International Ltd. ("Everest & Jennings") (see Note 2), third party reimbursement through private or governmental insurance programs and managed care programs impacts the Company's customers, which affects a portion of the Company's business. Such impact is not material for 1996. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 to 120 days. Credit losses relating to customers have been consistently within management's expectations.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Foreign Currency Translation: The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at year-end exchange rates. Revenues and expenses are translated at the average exchange rate for each year. The resulting translation adjustments for each year are recorded as a separate component of stockholders' equity. All foreign currency transaction gains and losses are included in the determination of income and are not significant.

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

In the Merger, each share of Everest & Jennings' common stock, par value $.10 per share (the "Everest & Jennings Common Stock"), other than shares of Everest & Jennings Common Stock cancelled pursuant to the Merger Agreement, was converted into the right to receive .35 shares of common stock, par value $.025 per share, of the Company. The Company's common stock was valued at $7.64 per share, which represents the average closing market price of the Company's common stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the Merger Agreement. There were 7,207,689 shares of Everest & Jennings common stock outstanding on November 26, 1996, which converted into 2,522,691 shares of the Company's common stock. In addition, in connection with, and at the effective time of the Merger:

          (i) BIL was issued 1,922,242 shares of common stock of the Company in consideration of the repayment of indebtedness owing by Everest & Jennings in the amount of $24,989,151 to Hong Kong and Shanghai Banking Corporation Limited, which indebtedness (the "HSBC Indebtedness") was guaranteed by BIL. The proceeds of such stock purchase were contributed by the Company to Everest & Jennings immediately following the Merger and used to discharge the HSBC Indebtedness. The Company's common stock was valued at $7.64 per share, which represents the average closing market price of the Company's common stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the Merger Agreement.

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

         (iii) BIL was issued $10 million stated value of the Series C Preferred Stock, the proceeds of which are available to the Company for general corporate purposes. The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the Company Common Stock and the Series B Preferred Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the common stock of the Company automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series C Preferred Stock is $3,400,000.

         (iv) Certain indebtedness in the amount of $4 million owing by the Company to BIL was exchanged for an equal amount of unsecured subordinated indebtedness of the Company maturing on April 1, 2001 and bearing interest at the effective rate of 7.7% per annum (the "BIL Note").

The acquisition of Everest & Jennings has been accounted for under the purchase method of accounting and, accordingly, the operating results of Everest & Jennings have been included in the Company's consolidated financial statements since the date of acquisition. The Company allocated $12,800,000 of the purchase price to purchased in-process research and development projects which have not reached technological feasibility and have no probable alternative future uses. The Company expensed the purchased in-process and research development projects at the date of acquisition. As a result of the acquisition, the Company incurred $3.0 million of merger related expenses, principally for severance payments, the write-off of certain unamortized catalog and software costs with no future value, the accrual of costs to vacate certain of the Company's facilities, and certain insurance policies. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $62.2 million, which is being amortized on a straight line basis over 30 years. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. From the date of acquisition, Everest & Jennings contributed approximately $3,634,000 of revenue for the quarter and year ended December 31, 1996.

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

On August 28, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Medical Supplies of America, Inc., a Florida corporation ("Medapex"), pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") dated August 28, 1997, by and among the Company, S.E. (Gene) Davis and Vicki Ray (collectively the "Medapex Selling Stockholders"). In accordance with the terms of the Reorganization Agreement, Medapex became a wholly-owned subsidiary of the Company and the Medapex Selling Stockholders received in the aggregate 960,000 shares of Company Common Stock in exchange for all of the issued and outstanding shares of the capital stock of Medapex. Pursuant to a Real Estate Sales Agreement dated as of August 28, 1997 (the "Real Estate Sales Agreement") by and between the Company and BBD&M, a Georgia Limited Partnership and an affiliate of Medapex, the Company acquired Medapex's principal corporate headquarters and distribution facility in Atlanta, Georgia for a purchase price consisting of (i) $622,335 payable (x) by the issuance of 23,156 shares of common stock of the Company and (y) in cash in the amount of $311,167, and (ii) the assumption of debt in the amount of $477,664. In connection with the transaction, the Company also entered into a Registration Rights Agreement dated as of August 28, 1997, pursuant to which the Company agreed to register for resale the shares of common stock of the Company issued pursuant to the Reorganization Agreement and the Real Estate Sales Agreement. Each of the Medapex Selling Stockholders entered into a two-year employment agreement and non-competition agreement with the Company. The acquisition of Medapex qualifies as a tax-free reorganization and was accounted for as a "pooling of interests." Accordingly, the Company's financial statements for periods prior to the combination have been restated to include the results of Medapex for all periods.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  ACQUISITIONS OF BUSINESSES AND DISPOSAL OF PRODUCT LINE (CONTINUED)

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.


                                          Year Ended December 31,
                                1996              1995             1994
                            -------------     -------------    -------------

Net revenues:
  Graham-Field              $ 127,245,000     $ 100,403,000    $  94,501,000
  Medapex                      16,397,000        12,011,000       11,525,000
                            -------------     -------------    -------------
  Combined                  $ 143,642,000     $ 112,414,000    $ 106,026,000
                            =============     =============    =============

Extraordinary loss, net:
  Graham-Field              $    (736,000)    $          --    $          --
  Medapex                              --                --               --
                            -------------     -------------    -------------
  Combined                  $    (736,000)    $          --    $          --
                            =============     =============    =============

Net (loss) income:
  Graham-Field              $ (12,951,000)    $     738,000    $  (2,356,000)
  Medapex                         342,000           309,000          377,000
                            -------------     -------------    -------------
  Combined                  $ (12,609,000)    $   1,047,000    $  (1,979,000)
                            =============     =============    =============


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

                                                          Pro-forma

                                                   1996              1995
                                            -----------------    -------------
Net Revenues                                $     203,919,000    $ 184,364,000
                                            =================    =============

Loss Before Extraordinary Item              $      21,088,000    $ (18,692,000)
                                            =================    =============

Net loss                                    $      21,824,000    $ (19,428,000)
                                            =================    =============

Common Per Share Data:

Loss Before Extraordinary Item              $           (1.17)   $       (1.05)
                                            =================    =============

Net Loss                                    $           (1.17)   $       (1.09)
                                            =================    =============

Weighted Average Number of Common Shares
Outstanding                                        19,632,000       18,755,000
                                            =================    =============

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

3.      INVENTORIES

Inventories consist of the following:

                          December 31
                      1996           1995
                   -----------    -----------
Raw materials      $ 8,423,000    $ 2,871,000
Work-in-process      4,430,000      1,620,000
Finished goods      35,392,000     26,748,000
                   -----------    -----------
                   $48,245,000    $31,239,000
                   ===========    ===========

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                     December 31
                                                 1996             1995
                                             ------------     ------------
Land and buildings                           $  1,462,000     $    333,000
Equipment                                      17,490,000       14,833,000
Furniture and fixtures                          1,629,000        1,600,000
Leasehold improvements                          2,222,000        1,958,000
                                             ------------     ------------
                                               22,803,000       18,724,000
Accumulated depreciation and amortization     (11,539,000)     (10,125,000)
                                             ------------     ------------
                                             $ 11,264,000     $  8,599,000
                                             ============     ============

The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $1,778,000, $1,704,000 and $1,762,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  NOTES AND ACCEPTANCES PAYABLE (CONTINUED)

At December 31, 1995, the Company had an unsecured line of credit with The Chase Manhattan Bank available for letters of credit, acceptances and direct borrowings. The total amount available under the line of credit was $15,000,000. The line was available for direct borrowings in the amount of up to $5,000,000 and provided for commercial letters of credit and bankers acceptances. This line of credit expired on December 31, 1996; however, amounts outstanding at that date for bankers acceptances and letters of credit mature through March 31, 1997.

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

7.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                December 31,
                                             1996          1995
                                           ----------    ----------
Note payable to BIL (a)                    $4,000,000            --
Notes payable to International Business
   Machines Corp. ("IBM") (b)               1,019,000    $1,550,000
Capital lease obligations (c)               1,344,000            --
Other (d)                                   2,188,000       490,000
                                           ----------    ----------
                                            8,551,000     2,040,000
   Less current maturities                  2,016,000       578,000
                                           ----------    ----------
                                           $6,535,000    $1,462,000
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

(c) At December 31, 1996, the Company is obligated under certain lease agreements for equipment which have been accounted for as capital leases. The capital leases were acquired in connection with the acquisition of Everest & Jennings. Future minimum payments in the aggregate are as follows:


                 Year Ended December 31                                   Amount
                                                                       -----------
                         1997                                          $   954,000
                         1998                                              476,000
                         1999                                               13,000
                                                                       -----------
                         Total                                           1,443,000
                         Less amounts representing interest                 99,000
                                                                       -----------
                         Present value of future minimum
                           lease payments                               $1,344,000
                                                                       ===========


         The net book value of assets held under capital lease obligations amounted to $424,000 at December 31, 1996.

(d) Other long-term debt consists primarily of a mortgage payable in the amount of $1,100,000 due in monthly installments of $22,906 through November 1998, with a final payment of approximately $570,000 due on November 30, 1998, and bearing interest at prime plus one-half percent. In addition, the Company has a credit facility for its Mexican subsidiary, of which $500,000 was outstanding as of December 31, 1996. Borrowings under the credit facility bear interest at approximately 13%. The Mexican borrowings are secured by the assets of the Mexican subsidiary. The borrowings are payable in semi-annual installments of $100,000 through 1999. Also, the Company assumed debt in the amount of $478,000 pursuant to its acquisition of Medapex's principal headquarters in Atlanta. This debt is in the form of a note payable (the "Note") to the local bank with a remaining term of approximately seven (7) years. The Note, which is collateralized by the principal headquarters, requires the payment of interest at 72% of the current prime rate (8.5% as of the date which the Company assumed the Note). Since this acquisition, which took place on August 28, 1997, is recorded in the Company's financial statements as a "pooling of interests" all prior period statements have been restated to reflect this transaction.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  LONG-TERM DEBT (CONTINUED)

The scheduled maturities of the long-term debt obligations, excluding the present value of minimum payments on capital lease obligations, are as follows:

                Year Ended December 31                       Amount
                ----------------------                   ------------
                         1997                            $  1,166,000
                         1998                               1,484,000
                         1999                                 192,000
                         2000                                  86,000
                         2001                               4,279,000
                                                          -----------
                                                           $7,207,000
                                                          ===========

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

On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical, in consideration of the issuance of 32,787 shares of the common stock.

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

In accordance with FASB Statement No. 123, pro forma information regarding net loss and loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rate of 6.5%; dividend yields on the preferred stock of 1.5%, volatility factors of the expected market price of the Company's common stock of .41 and .42; and a weighted-average expected life of the option of 3.2 years.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

                                                     1996                1995
                                                 ------------        ------------
Pro forma net (loss) income                      $(13,098,000)       $    953,000

Pro forma net (loss) income per share:               $ ( .85)        $        .07

FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994. Accordingly, the pro forma effect will not be fully reflected until 1997.

Information with respect to options during the years ended December 31, 1996 and 1995 under FASB Statement No. 123 and for the year ended December 31, 1994 under APB 25 is as follows:

                                            1996                         1995                             1994
                                       --------------                --------------                      ---------
                                                  Weighted                      Weighted
                                                  Average                        Average                               Option
                                   Options     Exercise Price   Options       Exercise Price      Options          Exercise Price
                                  ---------        -----        --------        ----------        --------         --------------
Options outstanding -
  beginning of year                 912,645        $5.49         818,379        $     6.10         824,886         $2.00 - $11.75

Options granted:

  Incentive options                 699,121         6.45         257,432              3.47         144,278        $4.125 - $5.913
  Directors' options                 90,000         3.25          91,852              3.65          50,000         $4.75 - $5.375
  Non-qualified options              91,764         6.02            --                              29,165        $4.125 - $5.913

Options exercised                  (103,255)       (3.83)        (86,500)            (2.58)       (149,250)         $2.00 - $3.00

Options cancelled
  and expired                       (47,100)       (4.87)       (168,518)            (5.79)        (80,700)        $2.00 - $11.75
                                  ---------        -----        --------        ----------        --------

Options outstanding -
  end of year                     1,643,175        $5.77         912,645        $     5.49         818,379         $2.00 - $11.75
                                  =========        =====        ========        ==========        ========

Options exercisable at
  end of year                       582,244        $5.45         483,929        $     4.95         507,686
                                  =========        =====        ========        ==========        ========

Weighted average fair
  value of options granted
  during the year                 $    2.10                     $  1.20
                                  =========                     ========

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. STOCKHOLDERS' EQUITY (CONTINUED)

Exercise prices for options outstanding as of December 31, 1996 were as follows:

          Number of         Range of Exercise Prices
          Options           ------------------------
        -----------
             20,000             $2.00 - $2.99
            409,535              3.00 -  3.99
            198,922              4.00 -  4.99
            194,400              5.00 -  5.99
             44,000              6.00 -  6.99
            725,050              7.00 -  7.99
             51,268                Over  8.00
        -----------
          1,643,175
        ===========

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                    1996                1995
                                                ------------        -----------
Deferred Tax Assets:
  Net operating loss carryforwards              $  7,893,000        $ 3,043,000
  Tax credits                                        890,000            744,000
  Accounts receivable allowances                   2,600,000            723,000
  Inventory related                                2,575,000          1,226,000
  Deferred rent                                      382,000            403,000
  Other reserves and accrued items                 4,765,000             77,000
                                                ------------        -----------
                                                  19,105,000          6,216,000
  Valuation allowance for deferred assets        (15,549,000)           (55,000)
                                                ------------        -----------
      Total deferred tax assets                    3,556,000          6,161,000
                                                ------------        -----------

Deferred Tax Liabilities:
  Tax in excess of book depreciation               1,696,000          1,713,000
  Leveraged lease                                       --              506,000
  Prepaid expenses                                   254,000            250,000
  Amortization of intangibles                        668,000            477,000
  Other                                                 --              131,000
                                                ------------        -----------
      Total deferred tax liabilities               2,618,000          3,077,000
                                                ------------        -----------
      Net deferred tax assets                   $    938,000        $ 3,084,000
                                                ============        ===========

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. INCOME TAXES (CONTINUED)

Significant components of the provision (benefit) for income taxes are as follows:

                                       1996            1995              1994
                                    ----------       ---------        ---------
Current:
  Federal                           $  328,000       $ 129,000        $ 177,000
  State and local                       86,000          71,000           44,000
  Foreign                                9,000            --               --
                                    ----------       ---------        ---------
                                       423,000         200,000          221,000
Deferred Federal and state           2,495,000         494,000         (956,000)
                                    ----------       ---------        ---------
                                    $2,918,000       $ 694,000        $(735,000)
                                    ==========       =========        =========

The following is a reconciliation of income tax computed at the Federal statutory rate to the provision for taxes:


                                         1996                                1995                              1994
                                     --------------                     --------------                      ---------
                                 Amount           Percent          Amount           Percent           Amount          Percent
                              -----------        ---------        ---------        ---------        ---------        ---------
Tax expense (benefit)
  computed at
  statutory rate              $(3,045,000)             (34%)      $ 592,000               34%       $(923,000)             (34%)

Expenses not
 deductible for
 income tax purposes:

    Amortization of
     excess of cost over
     net assets acquired          276,000                3%         286,000               16%         239,000                9%

  In-process R&D
   costs                        4,352,000               49%            --               --               --               --

    Other                          32,000             --              7,000                1%          43,000                1%

State tax expense
 (benefit), net of
 Federal benefit                  303,000                3%         121,000                7%         (94,000)              (3%)

Previously
 unrecognized
 State tax benefits                  --               --           (312,000)             (18%)           --               --

Valuation allowance
on net deferred tax
assets                          1,000,000               11%            --               --               --               --
                              -----------        ---------        ---------        ---------        ---------        ---------
                              $ 2,918,000               32%       $ 694,000               40%       $(735,000)             (27%)
                              ===========        =========        =========        =========        =========        =========

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. EMPLOYEE BENEFIT PLANS

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
                                                                                 ===========

The following assumptions were used to determine the projected benefit obligations and plan assets:

                                                                     Everest & Jennings, Inc.     Smith & Davis
                                                                              Plan                    Plans
                                                                              ----                    ----
                                                                              1996                    1996
                                                                              ----                    ----
Weighted-average discount rate                                                7.5%                    7.5%
Expected long-term rate of return on assets                                   9.0%                    9.0%

No long-term rate for compensation increases were assumed as all participants are inactive and the plans are frozen.

The Company also sponsors three 401(k) Savings and Investment Plans. One plan covers all full-time employees of the Company's wholly-owned subsidiary, Everest & Jennings, the other plan covers all full time employees of the Company's wholly-owned subsidiary, Medapex, and the last plan covers the remaining employees of the Company. The Company does not contribute to its plan and the Everest & Jennings' plan. The Medapex plan matches 25% of the employees contribution up to a maximum contribution of 6% of the employee's salary. Amounts expensed for the Medapex plan for the fiscal years 1996, 1995 and 1994 were immaterial.

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

As of December 31, 1996, minimal annual rental payments under all noncancellable operating leases are as follows:

        Year Ended December 31:
        -----------------------
               1997                                    $  3,174,000
               1998                                       3,132,000
               1999                                       3,007,000
               2000                                       2,806,000
               2001                                       2,788,000
               Thereafter                                11,230,000
                                                       ------------
                                                        $26,137,000
                                                       ============

Rent expense for the years ended December 31, 1996, 1995 and 1994 approximated $2,805,000, $2,400,000, and $2,549,000, respectively.

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

Everest & Jennings and its subsidiaries are parties to certain lawsuits and proceedings as described below (the "Everest & Jennings Proceedings"). Under the terms of the Stockholder Agreement, BIL has agreed to indemnify the Company and its subsidiaries against the Everest & Jennings Proceedings in the event the amount of losses, claims, demands, liabilities, damages and all related costs and expenses (including attorney's fees and disbursements) in respect of the Everest & Jennings Proceedings exceeds in the aggregate the applicable amounts reserved for such proceedings on the books and records of Everest & Jennings as of September 3, 1996. In view of BIL's obligation to indemnify the Company and its subsidiaries with respect to such proceedings, management does not expect that the ultimate liabilities, if any, with respect to such proceedings, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Die Cast Products, Inc., a former subsidiary of Everest & Jennings, was named as a defendant in a lawsuit filed by the State of California pursuant to the Comprehensive Environmental Response, Compensation and Liability Act 42
U.S.C. Sections 9601 et seq. Everest & Jennings was originally notified of this action on December 10, 1992. A settlement was reached at an October 5, 1995 Mandatory Settlement Conference before Judge Rea in the Federal District Court of the Central District of California. The state of California has agreed to accept the sum of $2.6 million as settlement for all past costs and future remedial work. Everest & Jennings' share of the settlement with the state of California has amounted to $41,292.30, which sum was paid on January 3, 1997. No further claims or assessments with respect to this matter are anticipated at this time. This proceeding constitutes an Everest & Jennings Proceeding, which is covered under BIL's indemnification obligations pursuant to the terms and provisions of the Stockholder Agreement.

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

While the results of the lawsuits and other proceedings referred to above cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company and its subsidiaries are parties to other lawsuits and other proceedings arising out of the conduct of its ordinary course of business, including those relating to product liability and the sale and distribution of its products. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

15. MAJOR CUSTOMERS

In 1994, the Company derived approximately 10% of its revenues from Apria Healthcare Group, Inc. (formerly Abbey Home Healthcare, which merged with Homedco in June 1995). On September 1, 1995, the Company announced that its current supply agreement with Apria would not be renewed in 1996, and will expire by its terms on December 31, 1995. During fiscal year 1995 and 1994, the Company's product sales to Apria were approximately $8.1 million and $10.3 million, respectively, which represented approximately 7% and 10%, respectively, of the Company's product sales. The Company's sales to Apria generate gross profit margins of approximately 20%, which is significantly lower than the Company's sales to its other customers which generate gross profit margins of approximately 33%. During 1996, no single customer or buying group accounted for more than 10% of the Company's revenues.

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

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   COL. A                             COL. B                 COL. C                     COL. D            COL. E
                                                                            ADDITIONS
-------------------------------------------------  ------------   -----------------------------     ---------------    ------------
                                                                       1                2
                                                    BALANCE AT    ADDITIONS                         OTHER CHANGES--     BALANCE AT
                                                    BEGINNING   CHARGED TO COSTS CHARGED TO OTHER    ADD (DEDUCT)--       END OF
        DESCRIPTION                                 OF PERIOD    AND EXPENSES    ACCOUNTS-DESCRIBE     DESCRIBE           PERIOD
-------------------------------------------------  ------------   ------------   --------------     ---------------    ------------
Allowance for doubtful accounts:

Year Ended December 31, 1996                       $  1,811,000   $    606,000   $  5,077,000(2)    $   (251,000)(1)   $  7,243,000

Year ended December 31, 1995                          1,987,000        451,000         10,000(2)        (637,000)(1)      1,811,000

Year ended December 31, 1994                          2,564,000        595,000                        (1,172,000)(1)      1,987,000

Valuation allowance for net deferred tax assets:

Year ended December 31, 1996                       $     55,000   $  1,000,000   $ 14,494,000(2)            --         $ 15,549,000

Year Ended December 31, 1995                             55,000           --             --                 --               55,000

Year Ended December 31, 1994                             55,000           --             --                 --               55,000

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers are elected by, and serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the present executive officers of the Company:

                                    Position(s) with              Year Became
         Name              Age           Company               Executive Officer
------------------------   ---      -------------------------- -----------------

Irwin Selinger             56       Chairman of the                   1981
                                    Board and Chief
                                    Executive Officer

Gary M. Jacobs             39       Vice President - Finance          1992
                                    and Chief Financial Officer

Richard S. Kolodny         38       Vice President, General           1993
                                    Counsel, and Secretary

Peter Winocur              41       Executive Vice President          1996
                                    of  Sales and Marketing

Ralph Liguori              51       Executive Vice President          1995
                                    of Operations

Beatrice Scherer           58       Vice President - Administration   1981

Donald J. Cantwell         47       Vice President of Information     1997
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

            Schedule VIII--Valuation and Qualifying Accounts               F-37

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


3.       (a) The Company's Certificate of Incorporation, as amended,       *
         is incorporated by reference to Exhibit 3(1) to the Company's Registration Statement on Form S-1 (File No. 33-40442) (the
         "1991 Registration Statement").


-----------------------
*  Incorporated by reference.

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

4.       (a) Certificate of Designations of the Company's Series B             *
         Cumulative Convertible Preferred Stock is incorporated by reference to Annex D to the Company's S-4 Registration
         Statement filed on October 18, 1996 (Registration No.
         333-14423) (the "1996 S-4 Registration Statement").

         (b) Certificate of Designations of the Company's Series C             *
         Cumulative Convertible Preferred Stock is incorporated by reference to Annex E to the 1996 S-4 Registration Statement.

         (c) Certificate of Designations of Series A Junior                    *
         Participating Preferred Stock, is incorporated by reference to Exhibit 4(c) to the Company's Report on Form 8-K dated as of September 3, 1996 (the "1996 Form 8-K").

         (d) Rights Agreement dated as of September 3, 1996 between            *
         the Company and American Stock Transfer & Trust Company, as
         Rights Agent (the "1996 Rights Agreement") is incorporated by reference to Exhibit 4(b) to the 1996 Form 8-K.

10. (a) Supply Agreement dated as of October 15, 1996, between Healthtech Products, Inc., Invacare Corporation and Everest & Jennings, Inc.

         (b) Supply Agreement, by and between Everest & Jennings, Inc. and P.T. Dharma Polimetal.

         (c) Employment Agreement dated as of July 8, 1981 (the                *
         "Selinger Agreement"), between the Company and Irwin
         Selinger is incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on Form S-18 (Registration
         No. 2-80107-NY).

         (d) Amendment to the Selinger Agreement dated as of July 8,           *
         1991, is incorporated by reference to Exhibit 10.1 to the 1991 Registration Statement.

         (e) Amendment to the Selinger Agreement dated as of May 3,
         1996.

         (f) Agreement dated June 6, 1986 between the Company and              *
         Gould Investors, LP with respect to the sale and leaseback of 400 Rabro Drive, Hauppauge, NY is incorporated by reference to Exhibit 10(rr) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (the "1986
         10-K").

*  Incorporated by reference.

         (g) Second Amendment to Lease, dated January 1, 1990, between         *
         the Company and Gould Investors, L.P. in incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990
         10-K").

         (h) Lease dated January 1, 1987, between the Company and              *
         R-Three Investors with respect to the renting of 30,000 square feet at 135 Fell Court, Hauppauge, is incorporated by reference to Exhibit 10(tt) to the 1986 10-K.

         (i) Lease Extension Agreement, dated March 8, 1990 between            *
         the Company and R-Three Investors with respect to the renting of 30,000 square feet at 135 Fell Court, Hauppauge is incorporated by reference to Exhibit 10(hh) to the 1990 10-K.

         (j) Lease Agreement dated as of March 19, 1992, by and between NET 2, L.P. and Everest & Jennings, Inc.

         (k) Lease Agreement dated as of October 1, 1991 (the "Temco           *
         Lease Agreement"), by and between TEMCO National Corp. and Graham-Field, Inc. is incorporated by reference to Exhibit
         10(ee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K").

         (l) Modification of Temco Lease Agreement dated as of May 18,         *
         1992, by and between TEMCO National Corp. and Graham-Field
         Temco, Inc. is incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the Year ended
         December 31, 1992 (the "1992 10-K").

         (m) Amendment No. 2 to Temco Lease Agreement dated as of              *
         April 13, 1994, by and between The Wendt-Bristol Health
         Services Corporation and Graham-Field Temco, Inc. is incorporated by reference to Exhibit 10(x) to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         1995 (the "1995 10-K").

         (n) Amendment No. 3 to Temco Lease Agreement dated as of May          *
         1, 1995, by and between The Wendt-Bristol Health Services
         Corporation and Graham-Field Temco, Inc. is incorporated by reference to Exhibit 10(y) to the 1995 10-K.

         (o) Lease Agreement dated as of March 23, 1992, by and                *
         between The Equitable Life Assurance Society of the United
         States and Graham-Field, Inc. is incorporated by reference to
         Exhibit 10(ff) to the 1991 10-K.

         (p) Lease Agreement dated as of March 21, 1996, by and                *
         between Graham-Field, Inc. and HIP Realty, Inc. is incorporated by reference to Exhibit 10(jj) to the 1995 10-K.

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

         (aa) The Incentive Program is incorporated by reference to            *
         the Company's Registration Statements on Form S-8 (File
         Nos. 33-37179, 33-38656, 33-48860, 033-60679 and 333-16993).

         (bb) Amendment No. 1 to the Incentive Program is incorporated         *
         by reference to Exhibit A to the Company's Proxy Statement dated as of May 10, 1991.

         (cc) Amendment No. 2 to the Incentive Program is incorporated         *
         by reference to Exhibit A to the Company's Proxy Statement dated as of May 14, 1992.

         (dd) Amendment No. 3 to the Incentive Program dated as of             *
         January 28, 1993 is incorporated by reference to Exhibit
         10(y) to the 1992 10-K.

         (ee) Amendment No. 4 to the Incentive Program dated as of             *
         June 20, 1995 is incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No.
         033-60679).

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

         (hh) Agreement and Plan of Merger dated as of May 9, 1991, by         *
         and among Horizon International Healthcare, Inc., Aquatherm
         Acquisition Corp., Graham-Field, Inc., the Company, Tyler
         Schueler and John Shepherd is incorporated by reference to
         Exhibit 10 (cc) to the Company's 1991 10-K.

         (ii) Asset Purchase Agreement dated as of August 30, 1991, by         *
         and between TEMCO National Corp. and Graham-Field, Inc. is incorporated by reference to Exhibit (c)(1) to the Company's
         Current Report on Form 8-K dated as of October 12, 1991.

         (jj) John Hancock Mutual Life Insurance Note and Warrant              *
         Agreement dated as of March 12, 1992 is incorporated by reference to Exhibit 10(ee) to the 1992 10-K.

         (kk) Amendment dated as of December 31, 1992, to the John             *
         Hancock Mutual Life Insurance Note and Warrant Agreement is incorporated by reference to Exhibit 10(ff) to the 1992 10-K.

         (ll) Amendment dated as of June 30, 1993, to the John Hancock         *
         Mutual Life Insurance Note and Warrant Agreement is incorporated by reference as an Exhibit to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September
         30, 1993.

         (mm) Amendment dated as of December 31, 1993, to the John             *
         Hancock Mutual Life Insurance Note and Warrant Agreement is incorporated by reference to Exhibit 10(dd) to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         1993.

         (nn) Amendment dated as of December 30, 1994, to the John             *
         Hancock Mutual Life Insurance Note and Warrant Agreement is incorporated by reference to Exhibit 10(ee) to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         1994.

         (oo) Asset Purchase Agreement dated as of May 28, 1993, by            *
         and among Graham-Field, Inc., Diamond Medical Equipment
         Corp., National Health Care Equipment, Inc., Harvey Diamond and Peter Winocur is incorporated by reference to Exhibit
         (c)(1) to the Company's Current Report on Form 8-K dated as of June 5, 1992.

         (pp) Asset Purchase Agreement dated as of September 22, 1995,         *
         by and among Graham-Field Health Products, Inc., National
         Medical Excess Corp. and John Wittenberg is incorporated by reference to Exhibit 10(gg) to the 1995 10-K.


*  Incorporated by reference.

         (qq) Asset Purchase Agreement dated as of March 4, 1996, by           *
         and between Graham-Field, Inc. and the Lumiscope Company, Inc. is incorporated by reference to Exhibit 10(hh) to the 1995 10-K.

         (rr) Rights Agreement dated as of September 3, 1996 between           *
         the Company and American Stock Transfer & Trust Company, as
         Rights Agent (the "1996 Rights Agreement") is incorporated by reference to Exhibit 4(b) to the Company's Report on Form 8-K dated as of September 3, 1996.

         (ss) Registration Rights Agreement, dated as of September 3,          *
         1996, between the Company and BIL is incorporated by reference to Exhibit 4(g) to the Company's Report on Form 8-K dated as of September 3, 1996.

         (tt) Amended and Restated Agreement and Plan of Merger dated          *
         as of September 3, 1996, and amended as of October 1, 1996, by and among the Company, E&J Acquisition Corp., Everest &
         Jennings International Ltd. and BIL is incorporated by reference to Exhibit 2(a) to the Company's Report on Form 8-K dated as of December 12, 1996.

         (uu) Stockholder Agreement, dated as of September 3, 1996,            *
         and amended and restated as of October 1, 1996, among the Company, BIL and Irwin Selinger is incorporated by reference to Exhibit 4(b) to the Company's Report on Form 8-K dated as of December 12, 1996.

         (vv) Promissory Note dated as of December 10, 1996, in the principal amount of $4 million made by the Company and payable to BIL Securities (Offshore) Limited.

         (ww) Asset Purchase Agreement dated as of September 4, 1996,          *
         by and among the Company, Graham-Field Express (Puerto
         Rico), Inc. ("GFPR"), and V.C. Medical Distributors, Inc. is incorporated by reference to Exhibit 2(a) to the Company's
         Report on Form 8-K dated as of September 17, 1996.

         (xx) Revolving Credit and Security Agreement dated as of              *
         December 10, 1996 (the "Revolving Credit Agreement"), by and among IBJ Schroder Bank & Trust Company (as lender and as agent), the Company, Graham- Field, Inc., Graham-Field
         Express, Inc., Graham-Field Temco, Inc., Graham-Field
         Distribution, Inc., Graham-Field Bandage, Inc., Graham-Field
         Express (Puerto Rico), Inc., and Everest & Jennings, Inc. is incorporated by reference to Exhibit 10 to the Company's
         Report on Form 8-K dated as of December 23, 1996.

         (yy) Asset Purchase Agreement dated as of February 10, 1997,          *
         by and among the Company, Everest & Jennings Canadian
         Limited ("E&J Canada"), Motion 2000 Inc. ("Motion 2000"), and
         Motion 2000 Quebec Inc. ("Motion Quebec") is incorporated by reference to Exhibit 2(a) to the Company's Report on Form 8-K dated as of March 12, 1997.


*  Incorporated by reference.

         (zz) Stock Purchase Agreement dated as of March 7, 1997, by           *
         and among the Company, Everest & Jennings, Inc., Michael H.
         Dempsey, and Naomi C. Dempsey is incorporated by reference to
         Exhibit 2(a) to the Company's Report on Form 8-K dated as of March 20, 1997.


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

24.  Consent of Independent Auditors.

14(b).   Reports on Form 8-K.

         The Company's Report on Form 8-K dated as of December 12, 1996 (Date of
         Event: November 27, 1996).

         The Company's Report on Form 8-K dated as of December 23, 1996 (Date of
         Event: December 10, 1996).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GRAHAM-FIELD HEALTH PRODUCTS, INC.

                                    By:  /s/ Richard S. Kolodny
                                         --------------------------------------
                                            Richard S. Kolodny, Vice President,
                                              Gereral Counsel and Secretary

Date:  December 19, 1997