Form 10-K/A
period 1996-12-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1997-12-22
CIK 709136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K/A-2
                               (Amendment No. 1)
                                   (Mark One)

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

                         ANNUAL REPORT ON FORM 10-K/A-2

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

                          ANNUAL REPORT ON FORM 10-K/A-2

                    ITEM 8, ITEM 14(a)(1) and (2),(c) and (d)

                          LIST OF FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1996

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

                               HAUPPAUGE, NEW YORK

FORM 10-K/A-2--ITEM 8, ITEM 14(a)(1) and (2) and (d)

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
                                             =============     ============    ==========    =============     =============

                                                                                                                            Notes
                                         Additional                                                           Cumulative  Receivable
                                          Paid-in                                  Treasury Stock             Translation  From Sale
                                          Capital         (Deficit)           Shares            Amount        Adjustment   of Shares
                                       -------------     -------------     -------------     -------------    ----------  ----------
BALANCE, DECEMBER 31, 1993             $  62,918,000     $  (5,366,000)                0     $           0
  Issuance of common stock on
    exercise of stock options                314,000                --           (28,943)         (126,000)
  Tax benefit from exercise of
    stock options                             42,000                --                --                --
  Retirement of Treasury Stock              (125,000)               --            28,943           126,000
  Net loss                                        --        (1,979,000)               --                --
                                       -------------     -------------     -------------     -------------     --------   ---------
BALANCE, DECEMBER 31, 1994                63,149,000        (7,345,000)                0                 0
  Issuance of common stock
    on exercise of stock options             220,000                --           (14,518)          (50,000)
  Regulation S offering, net               3,444,000                --                --                --
  Tax benefit from exercise of
    stock options                             38,000                --                --                --
  Retirement of Treasury Stock               (50,000)               --            14,518            50,000
  Warrants issued in connection
    with debt                                 90,000                --                --                --
  Net income                                      --         1,047,000                --                --
                                       -------------     -------------     -------------     -------------     --------   ---------
BALANCE, DECEMBER 31, 1995                66,891,000        (6,298,000)                0                 0
  Issuance of common stock
    on exercise of stock options             711,000                --           (45,517)         (165,000)
  Issuance of stock in connection
    with acquisitions                     34,097,000                --                --                --
  Tax benefit from exercise of
    stock options                             38,000                --                --                --
  Retirement of Treasury Stock              (164,000)               --            45,517           165,000
  Dividend accrued on Preferred Stock             --            (88,000)              --                --          --          --
  Translation adjustment                          --                --                --                --     $(12,000)
  Notes receivable from officers
    for sale of shares                            --                --                --                --           --   $(155,000)
  Net loss                                        --        (12,609,000)              --                --           --          --
                                       -------------     -------------     -------------     -------------     --------   ---------
BALANCE, DECEMBER 31, 1996             $ 101,573,000     $ (18,995,000)                0     $           0     $(12,000)  $(155,000)
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