Form 10-K/A
period 1996-12-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1997-12-23
CIK 709136

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-K/A-3
                              (Amendment No. 3)

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

                         ANNUAL REPORT ON FORM 10-K/A-3

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

OP               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

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


On August 28, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Medical Supplies of America, Inc., a Florida corporation ("Medapex"), pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") dated August 28, 1997, by and among the Company, S.E. (Gene) Davis and Vicki Ray (collectively the "Medapex Selling Stockholders"). In accordance with the terms of the Reorganization Agreement, Medapex became a wholly-owned subsidiary of the Company and the Medapex Selling Stockholders received in the aggregate 960,000 shares of Company Common Stock in exchange for all of the issued and outstanding shares of the capital stock of Medapex. Pursuant to a Real Estate Sales Agreement dated as of August 28, 1997 (the "Real Estate Sales Agreement") by and between the Company and BBD&M, a Georgia Limited Partnership and an affiliate of Medapex, the Company acquired Medapex's principal corporate headquarters and distribution facility in Atlanta, Georgia for a purchase price consisting of (i) $622,335 payable (x) by the issuance of 23,156 shares of common stock of the Company and (y) in cash in the amount of $311,167, and (ii) the assumption of debt in the amount of $477,664. In connection with the transaction, the Company also entered into a Registration Rights Agreement dated as of August 28, 1997, pursuant to which the Company agreed to register for resale the shares of common stock of the Company issued pursuant to the Reorganization Agreement and the Real Estate Sales Agreement. Each of the Medapex Selling Stockholders entered into a two-year employment agreement and non-competition agreement with the Company. Since this acquisition, which took place on August 28, 1997, is recorded in the Company's financial statements as a "Pooling of Interests," all prior period statements have been restated to reflect this transaction.

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
                                            =================    =============

Loss Before Extraordinary Item              $     <21,088,000>    $ (18,692,000)
                                            =================    =============

Net loss                                    $     <21,824,000>    $ (19,428,000)
                                            =================    =============

Common Per Share Data:

Loss Before Extraordinary Item              $           (1.13)   $       (1.05)
                                            =================    =============

Net Loss                                    $           (1.17)   $       (1.09)
                                            =================    =============

Weighted Average Number of Common Shares
Outstanding                                        19,632,000       18,755,000
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