Form 10-K405
period 1997-12-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1998-04-15
CIK 709136

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

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

                                 NOT APPLICABLE
                                (TITLE OF CLASS)

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

     Based on the closing price on March 31, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $195,106,192.

     As of the close of business on March 31, 1998, the registrant had 31,156,436 shares of common stock outstanding, of $.025 par value each.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, incorporated by reference into Part III hereof.

================================================================================

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                     PART I

ITEM 1.  BUSINESS:

THE COMPANY

     Graham-Field Health Products, Inc. ("Graham-Field" or the "Company") is a leading manufacturer and distributor of healthcare products targeting the home healthcare, medical/surgical, rehabilitation and long-term care markets in North America, Europe, Central and South America, and Asia. The Company markets and distributes approximately 45,000 products under its own brand names and under suppliers' names throughout the world, a significant portion of which is derived from the United States. The Company maintains manufacturing and distribution facilities throughout North America. The Company continuously seeks to expand its product lines by increasing the number of distributorship agreements with suppliers, forming strategic alliances and acquiring other companies and product lines. The Company's products are marketed principally to hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies and home-shopping related businesses.

     The Company's principal products and product lines include wheelchairs and power wheelchair seating systems, mobility products and bathroom safety products, medical beds and patient room furnishings, blood pressure and diagnostic products, adult incontinence products, specialty seating products, wound care and urologicals, ostomy products, diabetic products, obstetrical supplies, nutritional supplements, therapeutic support systems and respiratory equipment and supplies. By offering a wide range of products from a single source, the Company enables its customers to reduce purchasing costs, including transaction, freight and inventory expenses.

     The Company's strategic objective is to be the leading provider of medical products to the rapidly growing home healthcare, medical/surgical, rehabilitation and long-term care markets by offering a comprehensive product line, single-source purchasing and technologically advanced, cost-effective delivery systems. The cornerstone of the Company's sales and marketing strategy is the Company's Consolidation Advantage Program ("C.A.P."). Through C.A.P. the Company strives to become the most efficient and reliable low-cost provider of medical products by offering the Company's customers the ability to reduce their operating costs significantly by consolidating the purchase of multiple product lines through a single source. The Company's sales and marketing representatives consult with the Company's customers to identify the cost efficiencies and savings that can be derived from purchasing all of their product needs through the Company. By consolidating the purchase of multiple products through a single source, the Company's customers can significantly reduce their operating costs associated with the purchasing process, including the reduction of delivery expenses, administrative costs and other expenses. The Company believes that its C.A.P. program significantly improves the level of service to its customers by streamlining the purchasing process, decreasing order turnaround time, reducing delivery expenses, and providing inventory on demand.

     In December 1997, the Company acquired Fuqua Enterprises, Inc. (currently, Lumex/Basic American Holdings, Inc.) ("Fuqua"). The acquisition of Fuqua has positioned Graham-Field as one of the leading manufacturers of durable medical products in North America. The Company believes that the strategic combination of Graham-Field and Fuqua will significantly enhance Graham-Field's manufacturing capabilities, expand Graham-Field's presence in the home healthcare, medical/surgical and rehabilitation markets, and broaden Graham-Field's product line. The Company intends to utilize Fuqua's existing relations in the long-term and acute care markets to cross-sell its products into these markets. The Company believes that Graham-Field's distribution network and advanced technology systems will also provide significant growth opportunities for Fuqua's proven manufacturing capabilities and leading product lines.

INDUSTRY OVERVIEW

     Graham-Field distributes its medical, surgical and other healthcare products primarily into the home healthcare, medical/surgical, rehabilitation and long-term care markets.

     Home Healthcare. Graham-Field believes that the home healthcare market is growing rapidly due to the shift in the provision of healthcare away from more expensive acute care settings into lower cost home care settings. The rising cost of healthcare has caused many payors of healthcare expenses to look for ways to contain costs. Healthcare payors have, in many cases, altered their reimbursement patterns to encourage home healthcare whenever appropriate.

     The over 65 age group represents the vast majority of home healthcare patients and continues to grow. In 1993, the United States Census Bureau estimated that by the year 2000 approximately 35 million people, or 13% of the population in the United States, will be over 65. Graham-Field believes that growth of the home healthcare market will exceed that of institutional care, as many medical professionals and patients prefer home healthcare because it allows greater patient independence, increased patient responsibility and improved responsiveness to treatment due to the enhanced psychological benefits of receiving treatment in comfortable and familiar surroundings. Home healthcare is more cost effective than facility-based care and, in many cases, more desirable to the patient.

     Medical/Surgical. Graham-Field believes that rapid growth in the medical/surgical distribution industry has resulted primarily from medical/surgical supply and equipment manufacturers increasing the number and volume of products sold through distributors and an overall increase in the volume of medical/surgical supplies being consumed. This overall increase in consumption is due primarily to the aging of the U.S. population and the development of new medical procedures.

     Historically, the medical/surgical supply distribution industry has been highly fragmented. During the past ten years, the overall healthcare market has been characterized by the consolidation of healthcare providers into larger and more sophisticated entities which are seeking to lower total product costs and incremental services from their medical/surgical supply distributors. These trends have led to a significant and ongoing consolidation of the distribution industry and the formation of a small number of industry participants with national capabilities.

     Rehabilitation Market. The rehabilitation market includes a broad range of medical products provided to individuals in order to minimize physical and cognitive impairments, maximize functional ability and restore lost functional capacity. The focus of rehabilitation medical products is to improve the physical and cognitive impairments resulting from illness or injury, and to restore or improve functional ability so that individuals can return to work and lead independent and fulfilling lives. Typically, rehabilitation medical products are provided by a variety of healthcare professionals including rehabilitation nurses, physical therapists, occupational therapists, speech language pathologists, respiratory therapists, recreation therapists, social workers, psychologists, rehabilitation counselors and others.

     Graham-Field believes that the demand for rehabilitation medical products will continue to be driven by advances in medical technologies, an aging population and the recognition on the part of the payor community (insurers, self-insured companies, managed care organizations and federal, state and local governments) that appropriately administered rehabilitation medical products can lower overall healthcare costs as well as improve quality of life. Studies conducted by insurance companies demonstrate the ability of rehabilitation medical products to significantly reduce the cost of future care. Further, reimbursement changes have encouraged the rapid discharge of patients from acute-care hospitals while they remain in need of rehabilitation medical products.

     Long-Term Care Market. The long-term care market encompasses a broad range of healthcare products provided to the elderly and to other patients with medically complex needs who can be cared for outside of the acute care hospital environment and generally cannot be efficiently and effectively cared for at home. Long-term care facilities offer skilled nursing care, routine rehabilitation therapy and other support services, primarily to elderly patients. Long-term care facilities require ongoing medical and nursing supervision and access to a broad range of medical products. The Company believes that the demand for medical products provided to the long-term care market will increase substantially during the next decade due primarily to demographic trends, advances in medical technology and the impact of cost containment measures by government and private pay sources. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term care facilities.

     Graham-Field believes that the major healthcare industry trends impacting the markets it serves are as follows:

     Consolidation Within the Industry. Continued growth in managed care and capitated plans have pressured independent home medical equipment suppliers to find ways of becoming more cost competitive with national providers. This has also led to consolidations among manufacturers and distributors as smaller companies with limited product lines seek out partners with potential for significant synergies. In addition, certain healthcare product suppliers are consolidating in order to promote better utilization of resources and improve service to customers, thereby maintaining margin and market share. Graham-Field believes healthcare supply companies will be required to use size and economies of scale to their competitive advantage to be successful.

     In recent years, concern over the rising cost of healthcare has sparked a marked shift toward lower priced products and services in the industry. This shift has resulted in the substitution of simpler and more generic products, as well as price concessions to payors from healthcare providers. As healthcare moves from largely fee-for-service reimbursement to prepaid and capitated payment systems, this trend is expected to intensify. Graham-Field believes that high-volume, full-line providers will have a competitive advantage over those servicing only niche markets. These trends are causing significant consolidation of healthcare providers.

     Increasing Emphasis on Value-Added Services Oriented Towards Total Cost Reduction. Graham-Field believes that the administrative costs associated with purchasing, tracking and carrying inventory and distributing medical products are often greater than the cost of the supplies. As a result, customers are increasingly evaluating distributors not only on the basis of product cost and timely and accurate delivery, but also on their ability to provide value-added services that lower the administrative and other overhead costs associated with medical and surgical supplies. For example, customers increasingly seek distributors that can deliver inventory on a "just-in-time" basis. In addition, certain customers are seeking distributors that can provide programs to assist in inventory management.

     Shift of Healthcare Delivery to Home Healthcare Markets. Graham-Field believes that the delivery of healthcare is shifting from acute care settings to alternate sites, such as physician offices and extended care facilities, due to cost containment pressures from government and private reimbursement sources. The growth of managed care has resulted in (i) more procedures being performed in outpatient settings, (ii) the length of stay for inpatient procedures continuing to fall and (iii) hospitals sharing financial risk as they take on capitated contracts from managed care entities. These trends have led to a general increase in the level of care required by alternate-site patients as well as the emergence of specialized long-term care facilities, leading to increased demand for home healthcare products. The Company believes that demand for home healthcare and medical and surgical supplies in the alternate-site markets will increase at a faster rate than the overall industry.

BUSINESS STRATEGY

     The Company's strategic objective is to become the leading provider of low-cost, high-quality medical products to the rapidly growing home healthcare, medical/surgical, rehabilitation and long-term care markets by offering a comprehensive product line, single source purchasing and technologically advanced, cost-effective delivery systems. To achieve this objective and to continue to improve its profitability, the Company is pursuing the following strategies:

     Offer Comprehensive Product Line. The Company markets and distributes approximately 45,000 products under its own brand names and under suppliers' names throughout the world, and believes that it provides one of the most extensive product offerings in each of the markets it serves. Through the breadth of its product offerings and its competitive pricing, the Company strives to be a single source supplier to the home healthcare, medical/surgical, rehabilitation and long-term care markets. As a result of recent acquisitions, the Company has expanded its product line through enhanced manufacturing and out-sourcing capabilities, which furthers the Company's objective to become the most efficient and reliable low-cost provider of medical products. The Company believes its ability to increase its revenue base without commensurate increases in its cost structure enables it to offer a wide array of products at prices below those of many of its competitors. The Company continuously seeks to expand its product lines by increasing the number of distributorship agreements it has with suppliers, forming strategic alliances and acquiring other companies and product lines.

     Focus on Value-Added Services. In order to differentiate itself from its competitors and gain a competitive advantage in the industry, the Company focuses on providing its customers with value-added services. Currently, the Company has the following three programs in place which it believes furthers this objective:

          Consolidation Advantage Program. The C.A.P. program offers customers the ability to significantly reduce their operating costs by consolidating the purchase of multiple product lines through a single source. C.A.P. significantly improves the level of service to the Company's customers by streamlining the purchasing process, decreasing order turnaround time, reducing delivery expenses, lowering administrative costs, and providing inventory on demand. See "Value Added Services -- Consolidation Advantage Program".

          Graham-Field Express. The Graham-Field Express program enables the Company to provide "same-day" and "next-day" service to home healthcare dealers of strategic home healthcare products, including Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements, and other freight intensive and time sensitive products through its satellite Graham-Field Express facilities. See "Value-Added Services -- Graham-Field Express".

          Seamless Distribution Program. The Seamless Distribution Program enables orders to be shipped from the Company's distribution facilities to home healthcare end-users on behalf of the Company's customers. This program enables these customers to realize significant reductions in their operating costs by eliminating the receiving and shipping process and inventory carrying costs, while reducing the product delivery time to end users. See "Value-Added Services -- Seamless Distribution Program".

     Utilize Low-Cost Manufacturing and Distribution Model. The Company believes that its ability to offer its customers value-added services is supported through its low-cost manufacturing and distribution model. The Company's ability to increase revenues without commensurate increases in its cost structure enables it to offer a wide array of products at prices below those of many of its competitors. As the Company has integrated its acquisitions of manufacturing companies, it has shifted certain of its production to overseas manufacturers which has reduced certain of Graham-Field's manufacturing costs. On the distribution side, Graham-Field has invested in emerging technology to increase the efficiency of its distribution process. In 1993, the Company opened an automated "paperless" warehouse and distribution center in St. Louis, Missouri (the "St. Louis Facility"). The St. Louis Facility was designed with IBM to include "state-of-the-art" technology in order to improve delivery-cycles, inventory turnover and distribution efficiency. In addition, the Company's technologically advanced EDI system enables customers to place orders electronically which also serves to enhance Graham-Field's distribution efficiency.

     Pursue Strategic Alliances. The Company intends to continue to pursue strategic alliances that are complementary to the Company's existing manufacturing and distribution network and that enhance the Company's existing product lines and market presence. The Company has completed six acquisitions since January 1997, including the Fuqua acquisition, which substantially enhance the Company's national scope and presence in the home healthcare and long-term care markets. Strategic alliances such as exclusive distribution arrangements will enable the Company to penetrate new markets and increase its presence in existing markets. See "-- Recent Acquisitions" and "Management's Discussions and Analysis of Financial Condition and Results of Operations."

RECENT ACQUISITIONS

     Graham-Field has recently completed the following acquisitions:

            DATE                             COMPANY                           LINE OF BUSINESS
            ----                             -------                           ----------------
September 1996..............  V.C. Medical Distributors, Inc.          Medical products distributor in
                                                                         Puerto Rico.
November 1996...............  Everest & Jennings International Ltd.    Manufacturer and distributor of
                                                                         wheelchairs and homecare beds.
February 1997...............  Motion 2000 Inc. and Motion 2000         Independent wholesalers of
                                Quebec Inc.                              rehabilitation medical
                                                                         products in Canada.
March 1997..................  Kuschall of America, Inc.                Manufacturer of pediatric
                                                                         wheelchairs, high performance
                                                                         adult wheelchairs and other
                                                                         rehabilitation products.
June 1997...................  LaBac Systems, Inc.                      Manufacturer of custom power
                                                                         wheelchair seating systems and
                                                                         manual wheelchairs.
August 1997.................  Medi-Source, Inc.                        Wholesaler of medical sundry
                                                                         products.
August 1997.................  Medical Supplies of America, Inc.        Distributor of home healthcare
                                                                         products.
December 1997...............  Fuqua Enterprises, Inc. (currently,      Manufacturer and distributor of
                                Lumex/Basic American Holdings,           durable medical products and
                                Inc.)                                    furnishings.

     V.C. Medical. In September 1996, Graham-Field acquired V.C. Medical Distributors, Inc. ("V.C. Medical"), a wholesale distributor of medical products in Puerto Rico. V.C. Medical currently operates under the name "GF Express (Puerto Rico)," and provides "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including patient aids, Everest & Jennings wheelchairs and homecare beds, adult incontinence products and nutritional supplements. Through GF Express (Puerto
Rico), Graham-Field has increased its presence in Puerto Rico.

     Everest & Jennings. In November 1996, Graham-Field acquired Everest & Jennings International Ltd. ("Everest & Jennings"). Through its subsidiaries, Everest & Jennings manufactures a broad line of wheelchairs and distributes homecare beds. Everest & Jennings' principal manufacturing and distribution facilities are located in Earth City, Missouri; Toronto, Canada and Guadalajara, Mexico.

     Motion 2000 and Motion Quebec. In February 1997, Graham-Field acquired Motion 2000 and its wholly-owned subsidiary, Motion Quebec. Motion 2000 and Motion Quebec currently operate under the name Graham-Field (Canada), as a division of Everest & Jennings Canadian Limited, a wholly-owned subsidiary of the Company ("Everest & Jennings Canada"). Graham Field (Canada) distributes a line of rehabilitation products, including walkers, rollators, cushion products and pediatric wheelchair products, and manufactures seating products, and has become the primary distribution company for the Company and Everest & Jennings in Canada. The strategic combination of Graham-Field (Canada) with Everest & Jennings' operations, along with Graham-Field's broad product lines, has positioned Graham-Field as one of the leading suppliers of the broadest range of products available from a single source in Canada, and as a leading supplier of rehabilitation products, including high performance adult and pediatric wheelchairs, home care wheelchairs, patient aids and other wheelchair products. The business combination has enabled Graham-Field to expand its C.A.P. program in the Canadian marketplace, and increase its revenue base in the Canadian marketplace.

     Kuschall. In March 1997, Everest & Jennings, a wholly-owned subsidiary of the Company, acquired Kuschall of America, Inc. ("Kuschall"), a manufacturer of pediatric wheelchairs, high-performance adult wheelchairs and other rehabilitation products. The acquisition of Kuschall has provided Graham-Field with additional manufacturing capabilities and expanded Graham-Field's presence in the rehabilitation and pediatric wheelchair market. The pediatric wheelchair product line of Kuschall has broadened Everest & Jennings' rehabilitation product lines, and provided Graham-Field with the ability to market and distribute its products into Japan, New Zealand and Australia through Kuschall's established distributor relationships.

     LaBac. In June 1997, Graham-Field acquired LaBac Systems, Inc. ("LaBac"), a manufacturer and distributor of custom power wheelchair seating systems and manual wheelchairs. The acquisition of LaBac has provided Graham-Field with one of the premier custom power wheelchair seating product lines in the healthcare industry, expanded the Everest & Jennings power wheelchair product lines and enhanced the manufacturing and research and development capabilities of Graham-Field. The LaBac products, which have a reputation for excellence and quality, have broadened the Everest & Jennings and Kuschall product lines and provided additional support and expertise to Graham-Field in the rehabilitation market.

     Medi-Source. In August 1997, Graham-Field acquired Medi-Source, Inc. ("Medi-Source"), a wholesale distributor of medical sundry products to the medical/surgical market. The acquisition of Medi-Source has expanded Graham-Field's presence in the medical/surgical market.

     Medapex. In August 1997, Graham-Field acquired Medical Supplies of America, Inc. ("Medapex"), a wholesale distributor of home healthcare products. The acquisition of Medapex has provided Graham-Field with additional distribution capabilities in the Southeast region of the United States, and enabled Graham-Field to utilize Medapex's telemarketing operations to provide increased customer service to the combined customer base.

     Fuqua. In December 1997, Graham-Field acquired Fuqua. The medical products business of Fuqua, through its subsidiaries, Lumex Medical Products, Inc. ("Lumex"), Basic American Medical Products, Inc. ("Basic American") and Prism Enterprises, Inc. ("Prism"), manufactures and distributes a variety of products, including medical beds, patient room furnishings, bathroom safety products, mobility products, specialty seating products, vacuum pumps, heat and cold packs, and therapeutic support systems.

     The acquisition of Fuqua has positioned Graham-Field as one of the leading manufacturers of durable medical products in North America. The acquisition has provided Graham-Field with the well-established product brand names of Lumex, Basic American and Prism, and expanded Graham-Field's presence in the acute and long-term healthcare markets.

     In connection with the acquisition of the medical products business of Fuqua, the Company also acquired the leather tanning operations of Fuqua (the "Leather Operations"), which supplies finished leather to leather product manufacturers both domestically and internationally. In order to concentrate in its area of expertise and focus in the medical products industry, Graham-Field sold the Leather Operations on January 27, 1998. The cash proceeds from the sale of the Leather Operations were used to retire the debt acquired in connection with the Fuqua acquisition.

PRODUCTS

     Graham-Field markets and distributes approximately 45,000 healthcare products under its own brand names and under suppliers' names. Graham-Field's products are marketed to dealers and other customers, principally hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies and home-shopping related businesses.

     Product lines marketed by Graham-Field include wheelchairs and power wheelchair seating systems, mobility products and bathroom safety products, medical beds and patient room furnishings, blood pressure and diagnostic products, adult incontinence products, specialty seating products, wound care and urologicals, ostomy products, diabetic products, obstetrical supplies, nutritional supplements, therapeutic support systems and respiratory equipment and supplies.

     The acquisition of Fuqua has enhanced Graham-Field's product offering and expanded Graham-Field's presence into the long-term, acute care and consumer markets. The Company believes that the expanded product offering and new markets serviced by Basic American and Prism will provide cross-selling opportunities and present growth opportunities for Graham-Field.

     Basic American operates through its divisions, Simmons Health Care, Omni Manufacturing and SSC Medical, which manufacture and distribute medical beds, patient room furnishings, patient aids and mobility products primarily for the long-term and acute care markets. Basic American serves as one-stop shopping for a customer looking to refurbish or newly construct a long-term care patient room. Consistent with the one-stop shopping approach, Basic American maintains several in-house interior designers who provide design services to customers looking to refurbish or construct long-term care facilities.

     Prism manufactures and distributes therapeutic heat and cold pack products, and obstetrical vacuum pump systems for the acute care, long-term care and consumer markets. Prism also sells heat and cold packs through a "show dealer" network, which includes cart/kiosk retailing programs located in consumer outlets.

     Graham-Field's principal manufactured and proprietary products include the following:

                PRODUCT LINE                               PRIMARY PRODUCTS
                ------------                               ----------------
Everest & Jennings..........................  Wheelchairs
Lumex.......................................  Mobility products, bathroom safety products, and specialty seating products
Smith & Davis...............................  Homecare beds
LaBac.......................................  Power wheelchair seating systems
Omni........................................  Medical beds and furnishings
Simmons.....................................  Medical beds and furnishings
SSC Medical.................................  Medical beds and furnishings
Prism.......................................  Obstetrical supplies, heat and cold packs
Temco.......................................  Mobility products, bathroom safety products, and specialty seating products
Labtron.....................................  Blood pressure and diagnostic products
John Bunn...................................  Respiratory products

     During the years ended December 31, 1997, 1996, and 1995, sales of Graham-Field's line of sphygmomanometers accounted for 3%, 14% and 11%, respectively, of Graham-Field's revenues. Graham-Field's lines of wheelchairs, ambulatory and patient aids and incontinence products accounted for approximately 33%, 8% and 7%, respectively, of Graham-Field's revenues in 1997. No other product line or product accounted for more than 5% of annual revenues in 1997. The number of products marketed by Graham-Field has increased from approximately 20,000 in 1992 to approximately 45,000 in 1997.

     During the year ended December 31, 1997, approximately 49% of Graham-Field's revenues were derived from products manufactured by Graham-Field, approximately 20% were derived from imported products, and approximately 31% were derived from products purchased from domestic sources.

VALUE-ADDED SERVICES

     Consolidation Advantage Program. The C.A.P. program is the cornerstone of Graham-Field's sales and marketing strategy. Through C.A.P., Graham-Field strives to become the most efficient and reliable low-cost provider of medical products. Graham-Field's sales and marketing representatives consult with Graham-Field's customers to identify the purchasing efficiencies and cost savings that can be derived from consolidating their purchases of medical products with Graham-Field. By consolidating the purchase of multiple product lines through a single source, Graham-Field's customers can significantly reduce their operating costs. Graham-Field believes that C.A.P. significantly improves the level of service to Graham-Field customers by streamlining the purchasing process, decreasing order turnaround time, reducing delivery expenses, and providing inventory on demand.

     Graham-Field Express. As part of Graham-Field's commitment to providing superior customer service, in 1996 Graham-Field introduced its Graham-Field Express Program in the Bronx, New York. This program enables Graham-Field to provide "same-day" and "next-day" service to home healthcare dealers of strategic home healthcare products, including Temco and Lumex patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements, and other freight intensive and time sensitive products through its Graham-Field Express satellite facilities. The Graham-Field Express Program differs from Graham-Field's standard distribution model in that the Graham-Field Express Program focuses on "same-day" and "next-day" service to home healthcare dealers of a limited number of strategic home healthcare products. As of December 31, 1997, Graham-Field had opened five Graham-Field Express facilities operating in the Bronx, New York; Puerto Rico; Dallas, Texas; Baltimore, Maryland and Cleveland, Ohio.

     Seamless Distribution Program. Graham-Field has recently developed a seamless distribution program which enables Graham-Field to ship orders directly from its distribution facilities to home healthcare end-users on behalf of Graham-Field's customers. The Seamless Distribution Program enables customers to realize significant reductions in their operating costs by eliminating costs associated with receiving, shipping and inventory management, while reducing the product delivery time to end-users. This program currently operates from the St. Louis Facility. Graham-Field intends to continue to expand the Seamless Distribution Program.

SALES AND MARKETING

     Graham-Field's sales and marketing strategies are developed on a market-by-market basis through each of its business units -- Home Healthcare, Medical/Surgical, Rehabilitation, Graham-Field Express, Basic American, Prism and International. While Graham-Field's sales and marketing strategies are developed and conducted on a business unit basis, the sale of Graham-Field's products generally overlap all business units. Each of the business units has a dedicated sales force consisting of direct, full-time sales employees and independent sales representatives. The full-time sales employees receive both salary and commission, while the independent sales representatives work solely on commission. The sales force of the Rehabilitation business unit conducts training activities for the benefit of dealers and their personnel, physical and occupational therapists, and other healthcare professionals. The training primarily focuses on the features and benefits of Graham-Field's rehabilitation products, including the products of Everest & Jennings, Kuschall, LaBac, Lumex and other rehabilitation product lines of Graham-Field, and also covers the proper fitting and use of such rehabilitation products. As a result of recent acquisitions, Graham-Field has expanded its telemarketing program to enhance the sales and marketing efforts of its sales forces. Graham-Field employs an extensive telemarketing program, consisting of telemarketing sales personnel located in Atlanta, Georgia and Hauppauge, New York, which targets approximately 8,000 customers nationwide.

     The international sales group consists of in-house sales employees, as well as representatives located overseas. In order to expand its presence in the European market, Graham-Field entered into a five-year European distribution agreement in September 1997 for a wide range of its products with Thuasne, a manufacturer and supplier of medical products throughout Europe.

     Graham-Field markets its products using a variety of programs and materials including print advertising, product brochures, an extensive library of product line video tapes, cooperative advertising programs and sales promotions to reinforce Graham-Field's ongoing commitment to satisfy the needs of its customers. A CD-ROM version of Graham-Field's catalog and an Internet interactive website are currently being developed. In 1997, Graham-Field continued the implementation of its new marketing programs, which included several high-visibility marketing programs, including a new strategic advertising campaign, packaging designs, and new logos and catalogs.

CUSTOMERS

     Graham-Field's products are marketed principally to hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies and pharmacies and home shopping related businesses. No single customer or buying group accounted for more than 10% of Graham-Field's revenues in 1997. Since January 1, 1997, Graham-Field has entered into new supply arrangements with a number of customers, including Baxter Healthcare Corporation, Allegiance Healthcare Corporation, General Medical (a subsidiary of McKesson), Owens & Minor, Healthcare Partners, Inc. and Homecare & Hospital Management, The Med Group, Homecare Providers Co-Op, Physician Sales and Services, Medquik, Sysco Corporation, Option Care, U.S. Rehab., Henry Schein, Inc, Equipnet, Inc., VGM Associates, Inc., and Binson's Home Healthcare Center.

     The Home Healthcare business unit markets and sells its products to durable medical equipment suppliers, home healthcare equipment suppliers, respiratory supply dealers, specialty retailers and independent pharmacies. Graham-Field believes that it transacts business with substantially all significant home healthcare dealers in the United States. The Home Healthcare business unit also markets and sells its products to the consumer market consisting of drug store chains, mass merchandisers, department stores and home shopping related businesses. Consumers who purchase from such customers of Graham-Field usually do so upon the advice of physicians, hospital discharge planners, nurses or other professionals. The Medical/Surgical business unit markets and sells its products to medical and surgical supply dealers. Graham-Field believes that it sells to substantially all significant medical and surgical supply dealers in the United States. The Rehabilitation business unit markets and sells its products primarily to rehabilitation dealers. These various dealers in turn sell Graham-Field's products principally to physicians, hospitals, nursing homes and other healthcare facilities. In general, the dealers, wholesalers and retailers to whom Graham-Field markets its products also sell other medical products, some of which compete with Graham-Field's products.

     Basic American and Prism market and sell their products primarily to the long-term, acute care, and consumer markets. Graham-Field believes that the existing relationships of Basic American and Prism in the long-term, acute care and consumer markets will present significant growth opportunities for Graham-Field to market and distribute its products into such markets.

DISTRIBUTION NETWORK

     Graham-Field provides same-day and next-day services to its customers through its distribution network. Graham-Field believes that its ability to continue to grow its revenue base depends in part upon its ability to provide its customers with efficient and reliable service. As a means of providing such service, Graham-Field distributes its products through nine (9) primary points of distribution located in Hauppauge, New York; Bayshore, New York; St. Louis, Missouri; Jacksonville, Florida; Santa Fe Springs, California; Downey, California; Memphis, Tennessee; Toronto, Canada; and Guadalajara, Mexico. Secondary points of distribution include seven (7) facilities located in Atlanta, Georgia and Bowling Green, Kentucky, as well as Graham-Field Express satellite facilities located in the Bronx, New York; Dallas, Texas; San Juan, Puerto Rico; Baltimore, Maryland; and Cleveland, Ohio. Graham-Field also distributes its products from thirteen (13) manufacturing facilities located in Passaic, New Jersey; Earth City, Missouri; Central Falls, Rhode Island; Guadalajara, Mexico; Camarillo, California; Denver, Colorado; Toronto, Canada; Bayshore, New York; Fond du Lac, Wisconsin; Johnstown, New York; Lawrenceville, Georgia; San Antonio, Texas; and Tupelo, Mississippi.

MANUFACTURING AND PRODUCT SOURCING

     Principal manufactured and proprietary products (designed and/or manufactured by Graham-Field or manufactured to its specifications by third parties) include EVEREST & JENNINGS(R) wheelchairs, LUMEX(R) bathroom safety products, mobility products and specialty seating systems, AKROS(R) therapeutic support systems, ORTHOBIOTIC(R) specialty seating systems, POSTURE GLIDE(R) specialty seating systems, MITYVAC(R) vacuum pumps, ZAPPAC(R) heating packs, EZ HEAT(R) heating packs, AQUA COOL(R) cooling scarves, SMITH & DAVIS(R) homecare beds, LABTRON(R) stethoscopes and blood pressure instru-ments, JOHN BUNN(R) respiratory aid products, MEDICOPASTE(R) medicated bandages, rubber elastic bandages, SURVALENT(R) electronic thermometry systems, silver nitrate applicators, examination lamps and sterile packages under the MSP(R) label, GRAFCO(R) medical supplies, including silver nitrate applicators and examination lamps, the TEMCO(R) product line of patient aids, bathroom safety equipment and patient room equipment, Simmons beds, and Aquatherm specialty cushions and mattresses for the treatment and prevention of pressure sores.

     Graham-Field purchases products from approximately 1,200 domestic and foreign suppliers. Graham-Field has entered into exclusive and non-exclusive distribution agreements with a number of its domestic and foreign suppliers. Under such agreements, suppliers may designate the markets into which Graham-Field can sell the products and may stipulate minimum annual sales volumes which are to be achieved by Graham-Field. Most of the distribution agreements are cancelable by either party upon one to six months' notice. Except as is described in the following paragraph, Graham-Field does not believe that cancellation of any such agreements would have a material adverse effect on Graham-Field, because comparable products are obtainable from alternative sources upon acceptable terms.

     Graham-Field is dependent on the maintenance of its Wheelchair Supply Agreement with P.T. Dharma Polimetal ("P.T. Dharma"). If the Wheelchair Supply Agreement is terminated, there can be no assurance that Graham-Field will be able to enter into a suitable supply agreement with another manufacturer. The termination of this agreement in combination with the failure to secure an alternative source of supply on acceptable terms would result in a material adverse effect on Graham-Field's business and financial condition. In February 1998, the Company advanced $3.5 million to P.T. Dharma in consideration of the grant of a six month option to purchase the wheelchair assets of P.T. Dharma for a price to be determined. During the option period, the Company will be paid interest on the advance at an annual interest rate of 10.3 percent. The advance is collateralized by shares of the capital stock of P.T. Dharma, and is to be applied against the purchase price. In the event the Company and P.T. Dharma are unable to agree upon the terms of the transaction, the advance will be returned to the Company.

     Graham-Field currently purchases a substantial portion of its sphygmomanometers and stethoscopes from a limited number of suppliers in the Far East. In addition, Graham-Field sources component parts for sphygmomanometers and stethoscopes and assembles such products in its facility located in Hauppauge, New York.

PATENTS AND TRADEMARKS

     Graham-Field believes that its business is dependent in part on its ability to establish and maintain patent protection for its proprietary technologies, products and processes, and the preservation of its trade secrets. Graham-Field currently holds a number of United States patents relating to the EVEREST & JENNINGS(R), LUMEX(R), TEMCO(R), and PRISM(R) product lines. Other companies may provide similar products which may not be covered by Graham-Field's issued patents. There can be no assurance that any United States or international patents issued or licensed to Graham-Field will provide any significant competitive advantages to Graham-Field or will not be successfully challenged, invalidated or circumvented or that patents will be issued in respect of patent applications to which Graham-Field currently holds rights. In addition, Graham-Field distributes certain patented products pursuant to licensing arrangements. In the event a licensing arrangement is terminated, Graham-Field may not be able to continue to distribute the patented product.

     Graham-Field is involved in the ordinary course of business in patent-related lawsuits or other actions, none of which Graham-Field believes is material. However, defense and prosecution of patent claims is costly and time consuming, regardless of an outcome favorable to Graham-Field, and can result in the diversion of substantial financial and managerial resources from Graham-Field's primary business activities. Additionally, adverse outcomes of such claims could have a material adverse effect on Graham-Field's business and financial condition.

     Graham-Field has registered a significant number of trademarks in the United States, including "GRAHAM-FIELD," "EVEREST & JENNINGS," "LUMEX," "AKROS," "ORTHOBIOTICS," "POSTURE GLIDE," "MITYVAC," "ZAPPAC," "EZ HEAT," "AQUA COOL," "SMITH & DAVIS,"

"JOHN BUNN," "BRISTOLINE," "SURVALENT," "MEDICOPASTE," "HEALTHTEAM," "LABTRON," "GRAFCO," "TEMCO" and "TENDERCLOUD". The registered trademarks are significant to Graham-Field because they provide Graham-Field with name and market recognition for its products and distinguish Graham-Field's proprietary products from its competitors' products.

PRODUCT LIABILITY

     The sale, manufacture and distribution of healthcare products involve an inherent risk of product liability claims and related adverse publicity. Although Graham-Field maintains product liability insurance, there can be no assurance that such coverage will be adequate to protect Graham-Field from liabilities it may incur. Product liability insurance is expensive, and there can be no assurance that Graham-Field will be able to continue to obtain and maintain insurance at acceptable premium rates. Potential losses from liability claims and the effect which product liability litigation may have on the reputation and marketability of Graham-Field's products could have a material adverse effect on Graham-Field's business and financial condition.

GOVERNMENTAL REGULATION

     The healthcare industry is affected by extensive government regulation at the Federal and state levels. In addition, through the Medicare, Medicaid and other programs the Federal and state governments are responsible for the payment of a substantial portion of United States healthcare expenditures. Changes in regulations and healthcare policy occur frequently and may impact the current results of the growth potential for and the profitability of products sold by Graham-Field in each market. Although Graham-Field is not a direct provider under Medicare and Medicaid, many of Graham-Field's customers are providers under these programs and depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare and Medicaid regulations may adversely impact Graham-Field's revenues and collections indirectly by reducing the reimbursement rate received by Graham-Field's customers and consequently placing downward pressure on prices charged for Graham-Field's products. Graham-Field's C.A.P. program is designed in part to enable customers to respond to the reduction in reimbursement rates by consolidating the purchase of multiple product lines through Graham-Field. There can be no assurance, however, that this program will offset any such reduction in reimbursement rates.

     In certain cases, the ability of the Company's customers to pay for the products supplied by the Company depends upon governmental and private insurer reimbursement policies. Consequently, those policies have an impact on the level of the Company's sales and its ability to collect receivables on a timely basis. Continuing governmental and private third-party payor cost-cutting efforts have led and may continue to lead to significant reductions in the reimbursement levels. Furthermore, governmental reimbursement programs, such as the Medicare and Medicaid programs, are subject to substantial regulation by Federal and state governments, which are continually reviewing and revising the programs and their regulations. For example, the Balanced Budget Act of 1997, if enacted, would provide for a five-year freeze through 2002 on updates to the Medicare fee reimbursement schedules for durable medical equipment. Although the Company does not believe that this freeze would have a material adverse effect on the Company, there can be no assurance that this or any other change to reimbursement levels will not have a material adverse effect on the Company. In the fourth quarter of 1997, the Company recorded a provision for uncollectible accounts and notes receivable of $5 million to reflect increased credit risk due to the anticipated impact of changes in state Medicare reimbursement and procurement policies for certain product lines and the extended payment terms being taken by the Company's customers.

     The Federal Food, Drug and Cosmetic Act ("FDA"), the Safe Medical Devices Act and regulations issued or proposed thereunder provide for regulation by the FDA of the marketing, manufacturing, labeling, packaging and distribution of medical devices and drugs, including Graham-Field's products. Among these regulations are requirements that medical device manufacturers register with the FDA, list devices manufactured by them and file various kinds of reports. Graham-Field is also required to comply with the FDA's "Good Manufacturing Practices for Medical Devices" regulations, which set forth requirements for, among other things, Graham-Field's manufacturing process and associated record creation and maintenance, including tests and sterility.

     Graham-Field engages the services of an outside consulting firm to monitor the quality control program to ensure that all manufactured products and supplier products comply with FDA requirements. Graham-Field is in the process of implementing ISO 9001 certification on a company-wide basis, which will enhance Graham-Field's overall standard quality systems and enable Graham-Field to comply with European regulatory requirements.

     Certain requirements must be met prior to the initial marketing of medical devices. These range from a minimum obligation of waiting to receive a determination of substantial equivalence from the FDA before the introduction of a medical device which Graham-Field has determined is substantially similar to devices already on the market, to a maximum obligation of complying with the potentially expensive and time-consuming testing process necessary to obtain FDA approval prior to the commercial marketing of new medical devices. In addition, the FDA has the authority to issue performance standards for devices manufactured by Graham-Field. Should such standards be issued, Graham-Field's products would be required to conform to them. Unscheduled FDA inspections of Graham-Field's facilities may occur from time to time to determine compliance with FDA regulations.

     The impact of FDA regulation on Graham-Field has increased in recent years as Graham-Field has increased its manufacturing operations. To date, Graham-Field has not experienced any significant difficulty in complying with the requirements imposed by the FDA or other government agencies. Graham-Field believes that the manufacturing and quality control procedures it employs conform to requirements of the FDA and does not anticipate having to make any material expenditures as a result of these requirements.

COMPETITION

     Graham-Field competes with many other manufacturers and distributors who offer one or more products competitive with Graham-Field's products; however, Graham-Field believes that no single competitor serving Graham-Field's markets offers as broad a product range as Graham-Field. Graham-Field's principal means of competition are the breadth of its product range, quality, price and speed of delivery, and value-added services, including attractive financing programs and delivery and service alternatives. The C.A.P. program enables Graham-Field to compete by offering customers reduced operating costs associated with purchasing by consolidating purchases of multiple products. With respect to Graham-Field's manufactured and proprietary products, Graham-Field's primary competitors include Invacare Corporation and Sunrise Medical Corporation. Competition for the sale of such products is intense and is based on a number of factors, including quality, reliability, price, financing programs, delivery and service. Graham-Field believes that the quality, reputation and technological advances relating to its manufactured and proprietary products are favorable factors in competing with other manufacturers. Graham-Field purchases certain products from its competitors and supplies certain of its products to its competitors. Many of Graham-Field's competitors have substantially greater financial and other resources than Graham-Field. There can be no assurance that Graham-Field will be able to compete effectively in its industry or that competitive pressures will not adversely affect Graham-Field's financial position or results of operations.

EMPLOYEES

     As of March 31, 1998, Graham-Field had 2,236 employees, of which eight were executive officers, 499 were administrative and clerical personnel (of which 18 were part-time employees), 357 were sales, marketing and customer service personnel (of which 9 were part-time employees) and 1,372 were manufacturing and warehousing personnel (of which 17 were part-time employees).

     Graham-Field is a party to six collective bargaining agreements covering Graham-Field's facilities located in Hauppauge, New York; Bayshore, New York; Passaic, New Jersey; Earth City, Missouri; Ontario, Canada; and Guadalajara, Mexico. The collective bargaining agreements cover approximately 822 employees. The collective bargaining agreements for Hauppauge, New York; Bayshore, New York; Passaic, New Jersey; Earth City, Missouri; Ontario, Canada; and Guadalajara, Mexico are scheduled to expire on October 18, 2000, October 19, 1998, July 27, 1999, September 13, 1999, July 24, 1998 and December 31, 1998,
respectively.

     Graham-Field has never experienced an interruption or curtailment of operations due to labor controversy that had a material adverse effect on Graham-Field's operations. Graham-Field considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES:

     The Company's principal executive offices are located in Hauppauge, New
York.

     Graham-Field distributes its products through nine (9) primary points of distribution located in Hauppauge, New York; Bayshore, New York; St. Louis, Missouri; Jacksonville, Florida; Santa Fe Springs, California; Downey, California; Memphis, Tennessee; and Toronto, Canada. Secondary points of distribution include seven (7) facilities located in Atlanta, Georgia and Bowling Green, Kentucky, as well as Graham-Field Express satellite facilities located in the Bronx, New York; Dallas, Texas; Puerto Rico; Baltimore, Maryland; and Cleveland, Ohio. Graham-Field also distributes its products from thirteen
(13) manufacturing facilities located in Passaic, New Jersey; Earth City, Missouri; Central Falls, Rhode Island; Guadalajara, Mexico; Denver, Colorado; Toronto, Canada; Bayshore, New York; Fond du Lac, Wisconsin; Johnstown, New York; Lawrenceville, Georgia, San Antonio, Texas; and Tupelo, Mississippi. The manufacturing facilities located in Toronto, Canada; Guadalajara, Mexico; Bayshore, New York; Fond du Lac, Wisconsin; and Lawrenceville, Georgia are owned by the Company. The distribution facilities located in Tucker, Georgia; Atlanta, Georgia; and Bayshore, New York are owned by the Company.

     Graham-Field believes that its facilities are in good repair and provide adequate capacity for the near term growth of the Company's business.

     Owned and leased properties for Graham-Field's principal facilities are summarized in the following table.

A.  MANUFACTURING FACILITIES:

                                           APPROXIMATE      OWNED OR LEASE
                LOCATION                  SQUARE FOOTAGE    EXPIRATION DATE      PRINCIPAL USE
                --------                  --------------    ---------------    ------------------
400 Rabro Drive East....................     105,000           12/31/06        Corporate Office,
Hauppauge, NY                                                                  Manufacturing,
                                                                               Distribution
3601 Rider Trail........................     147,000           7/31/02         Manufacturing,
Earth City, MO                                                                 Distribution
125 South Street........................     120,000           12/31/04        Manufacturing,
Passaic, NJ                                                                    Distribution
131 Clay Street.........................      21,467           12/31/02        Manufacturing,
Central Falls, RI                                                              Distribution
111 Snidercroft Road....................      63,000            Owned          Manufacturing,
Concord, Ontario, Canada                                                       Distribution
3535 South Kipling Street...............      30,300           6/25/07         Manufacturing,
Lakewood, CO                                                                   Distribution
Calle 3 #631............................      16,204            Owned          Manufacturing,
Zona Industrial                                                                Distribution
C.P. 44940
Guadalajara, Jalisco
Mexico
100 Spence Street.......................     130,000            Owned          Manufacturing,
Bayshore, NY                                                                   Distribution
336 Trowbridge Drive....................     133,000            Owned          Manufacturing
Fond du Lac, WI
5 Clermont Street.......................      42,000           12/01/10        Manufacturing,
Johnstown, NY                                                                  Distribution
362 Industrial Park Drive...............      50,000            Owned          Manufacturing
Lawrenceville, GA
6952 Fair Grounds Parkway...............      57,788           5/31/02         Manufacturing
San Antonio, TX
1691 S. Greer Street....................      50,000        Month-to-Month     Manufacturing
Tupelo, MS

B.  DISTRIBUTION FACILITIES:

                                           APPROXIMATE      OWNED OR LEASE
                LOCATION                  SQUARE FOOTAGE    EXPIRATION DATE      PRINCIPAL USE
                --------                  --------------    ---------------    ------------------
12055 Missouri Bottom Road..............     144,000           3/31/07         Warehouse,
St. Louis County, MO                                                           Distribution
11954 East Washington Blvd..............      52,810            2/1/02         Warehouse,
Santa Fe Springs, CA                                                           Distribution
8291 Forshee Drive......................      28,255           8/31/99         Warehouse,
Jacksonville, FL                                                               Distribution
144 East Kingsbridge....................      48,000           2/28/99         Warehouse,
Mount Vernon, NY                                                               Distribution
135 Fell Court..........................      30,000           12/31/06        Warehouse,
Hauppauge, NY                                                                  Distribution
7447 New Ridge Road.....................      20,147           4/30/02         Warehouse,
Hanover, MD                                                                    Distribution
1707 Falcon Drive.......................      10,151           7/31/01         Warehouse,
DeSoto, TX                                                                     Distribution
4880 Hammermill Road....................      25,000            Owned          Warehouse,
Tucker, GA                                                                     Distribution
1751 Scottsville Road...................      15,696            6/1/98         Warehouse,
Bowling Green, KY                                                              Distribution
525 Main Street.........................      51,456           12/31/98        Warehouse,
Belleville, NJ                                                                 Distribution
711 Brush Avenue........................      86,152           4/30/02         Warehouse,
Bronx, NY                                                                      Distribution
10145 Philipp Parkway...................      30,000           11/14/04        Warehouse,
Streetsboro, OH                                                                Distribution
Kilometer 29.4..........................      21,600           10/8/99         Warehouse,
Road #1                                                                        Distribution
Entrando por Ferrero
Caguas, PR
1600 Beaulac............................       4,032           3/31/99         Warehouse,
St. Laurent, Quebec, Canada                                                    Distribution
50 Snidercroft Road.....................       8,775           3/14/98         Warehouse,
Concord, Ontario, Canada                                                       Distribution
2935 Bankers Industrial Drive...........      50,000            Owned          Showroom,
Atlanta, GA                                                                    Warehouse
81 Spence Street........................     170,000            Owned          Office, Warehouse,
Bayshore, NY                                                                   Distribution
12020 Woodruff Avenue...................      23,000           1/31/00         Warehouse,
Units G&H                                                                      Distribution
Downey, CA
4311 Air Trans Road.....................      21,000            3/1/99         Warehouse,
Memphis, TN                                                                    Distribution
Lot 1.0.................................      35,472           3/14/03         Office, Warehouse,
Northboro Road                                                                 Distribution
Southboro, MA

                                           APPROXIMATE      OWNED OR LEASE
                LOCATION                  SQUARE FOOTAGE    EXPIRATION DATE      PRINCIPAL USE
                --------                  --------------    ---------------    ------------------
B.  DISTRIBUTION FACILITIES: -- (CONTINUED)
2500 Constant Comment Place.............      25,125           3/31/03         Office, Warehouse,
Louisville, KY                                                                 Distribution
11725 Missouri Bottom Road..............      43,989           3/31/03         Office, Warehouse,
Hazelwood, MO                                                                  Distribution

ITEM 3.  LEGAL PROCEEDINGS

     Following the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the Company and certain of its directors and officers were named as defendants in at least six putative class action lawsuits filed in the United States District Court for the Eastern District of New York on behalf of all purchasers of common stock of the Company (including former Fuqua shareholders who received shares of common stock of the Company when the Company acquired Fuqua in December 1997) during various periods within the time period May 1997 to March 1998. The complaints assert claims against the Company and the other defendants for violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the Company's business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the common stock of the Company was artificially inflated during the putative class periods. Several of the complaints focus on statements made concerning the Company's integration of its various recent acquisitions. The plaintiffs seek unspecified compensatory damages, costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative classes. The Company believes that it has complied with all of its obligations under the federal securities laws, considers the plaintiffs' allegations to be without merit and intends to defend these suits vigorously.

     On March 27, 1998, agents of the U.S. Customs Service and the Food and Drug Administration arrived at the Company's principal headquarters and one other Company location and retrieved several documents pursuant to search warrants. The Company has subsequently been advised by an Assistant United States Attorney for the Southern District of Florida that the Company is a target of an ongoing grand jury investigation involving alleged fraud by one or more of the Company's suppliers relating to the unauthorized diversion of medical products intended for sale outside of the United States into United States markets. The Company has also been advised that similar search warrants were obtained with respect to approximately 14 other participants in the distribution of medical products. The Company is presently investigating these matters. The Company does not know when the grand jury investigation will conclude or what action, if any, may be taken by the government against the Company or any of its employees, so it cannot yet assess the impact of this investigation on the Company. The Company intends to cooperate fully with the government in its investigation.

     ENVIRONMENTAL CONTINGENCY: In March 1994, the Suffolk County Authorities initiated an investigation to determine whether regulated substances had been discharged in excess of permitted levels from Fuqua's Lumex division (the "Lumex Division") located in Bayshore, New York. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminants present on the site and to evaluate their potential off-site extent.

     In connection with Fuqua's April 1996 acquisition of the Lumex Division, Fuqua assumed the obligations associated with this environmental matter. In late 1996, Fuqua conducted surficial soil remediation at the Bayshore facilities and reported the results to the Suffolk County Authorities in March 1997. A ground water work plan was submitted concurrently with the soil remediation report and Fuqua is waiting for the necessary approvals from the Suffolk County Authorities before proceeding with execution of the ground water work plan. Management is not currently able to determine when any required remediation and monitoring efforts with respect to the ground water contamination will be completed. In May 1997, the Suffolk County Authorities approved the soil remediation conducted by Fuqua and provided comments on the ground water work plan.

     In November 1997, the Lumex Division received the results of additional ground water testing that had been performed in August and September 1997. The results revealed significantly lower concentrations of contaminants than were known at the time the "Ground Water Work Plan" was prepared in March 1997. In January 1998, additional confirmatory samples were taken, including two additional wells, but the results of this sampling have not yet been received from the laboratory. Management is not currently able to determine whether or when additional remediation or monitoring efforts will be required.

     At December 30, 1997, the Lumex Division had reserves for remediation costs and additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division has not assumed that any such costs would be recoverable from third parties nor has the Lumex Division discounted any of its estimated costs, although a portion of the remediation work plan will be performed over a period of years.

     The amounts of environmental liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed.

     DISPUTE WITH CYBEX: On April 3, 1996, Fuqua acquired the Lumex Division from Cybex International, Inc. (formerly, Lumex, Inc.). The purchase price for the Lumex Division was $40.7 million, subject to a final purchase price adjustment in the asset sale agreement. The final purchase price adjustment was disputed and, pursuant to the asset sale agreement, was to be resolved through arbitration. On April 18, 1997, the seller obtained an interim stay of the arbitration proceedings pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the seller to proceed to arbitration. On June 10, 1997, the seller filed a motion for a stay of arbitration pending the hearing and determination of the seller's appeal with the Appellate Division of the New York County Supreme Court. On June 24, 1997, the Appellate Division denied the seller's motion to stay the arbitration proceedings pending appeal. Accordingly, Fuqua and the seller continued the arbitration proceedings. The Appellate Division subsequently affirmed the Supreme Court's denial of the stay, and seller's motion for reconsideration has been denied. On February 13, 1998, the arbitrator accepted $3,179,685 in claims by Fuqua, with interest of $350,690, yielding a net award to Fuqua of $2,384,606.

     In March 1997, Fuqua gave notice to the seller to preserve Fuqua's indemnification rights provided in the asset sale agreement.

     In February 1998, Fuqua filed in the State Court of Fulton County a lawsuit against the seller and certain former officers and it states claims for fraud, breach of warranty, negligent misrepresentation, Georgia RICO, and attorney's fees. Defendants filed an answer and counterclaim on April 7, 1998, denying liability and asserting fifteen defenses. Defendant Cybex has asserted four counterclaims, seeking $1,284,288 in damages, plus attorneys' fees and costs. Fuqua believes that the counterclaims lack merit for several reasons, including, among others, that the punitive claim for $1,284,288, was decided adversely to Cybex in the arbitration.

     GENERAL: The Company and its subsidiaries are parties to lawsuits and other proceedings, including those relating to product liability and the sale and distribution of its products. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     A special meeting (the "Special Meeting") of the Company's stockholders was held on December 30, 1997 to approve the following matters:

          1. The issuance of shares of common stock of Graham-Field pursuant to an Agreement and Plan of Merger dated as of September 5, 1997, as amended as of September 29, 1997, by and among Graham-Field, GFHP Acquisition Corp., a wholly-owned subsidiary of Graham-Field, and Fuqua.

          2. To approve an amendment to the Graham-Field Incentive Program to increase the maximum number of shares of common stock available under the Incentive Program by 1,500,000 shares.

          3. Approval of the postponement or adjournment of the Special Meeting of Stockholders for the solicitation of additional votes, if necessary.

     As of the record date of November 13, 1997, 21,138,255 shares of the common stock of the Company were issued and outstanding. Tabulations for the proposals voted at the Special Meeting are set forth below:

                                            FOR        AGAINST/WITHHELD    ABSTAIN
                                         ----------    ----------------    -------
Proposal No. 1.........................  21,587,467          13,485         4,610
Proposal No. 2.........................  20,385,715       1,155,959        63,888
Proposal No. 3.........................  19,532,266       2,067,046         6,200

     All of such proposals were approved at the Special Meeting.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

     (a) The common stock of the Company is traded on the New York Stock Exchange (Symbol: GFI). The following provides the high and low sales prices for the period from January 1, 1996 through March 31, 1998 as reported on the New York Stock Exchange.

                                                 HIGH SALES PRICE    LOW SALES PRICE
                                                 ----------------    ---------------
1996
-----------------------------------------------
First Quarter..................................          5                   3 1/8
Second Quarter.................................          9 7/8               4 1/4
Third Quarter..................................          9 1/8               6 1/2
Fourth Quarter.................................          9 1/2               6 5/8
1997
-----------------------------------------------
First Quarter..................................         13 3/4               8 1/2
Second Quarter.................................         13 3/4               8 3/8
Third Quarter..................................         17 7/8              12 9/16
Fourth Quarter.................................         18 3/4              14
1998
-----------------------------------------------
First Quarter..................................         19 11/16             7 5/16

     (b) As of the close of business on March 31, 1998, the number of holders of record of common stock of the Company was 1,273.

     Under the terms of the Company's Senior Secured Revolving Credit Facility, as amended (the "Credit Facility"), which provides for up to $100 million of borrowings, including letters of credit and bankers' acceptances, arranged by IBJ Schroder Business Credit Corporation ("IBJ Schroder"), as agent, the Company is prohibited from declaring, paying or making any dividend or distribution on any shares of the common stock or preferred stock of the Company (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of the Company. Notwithstanding the foregoing restrictions, the Company is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due to BIL (Far East Holdings) Limited and BIL Securities Offshore Ltd. (collectively, "BIL") under the terms of the Series B and Series C Preferred Stock in any fiscal year, or (ii) 12.5% of net income of the Company on a consolidated basis, provided, that no event of default shall have occurred and be continuing or would exist after giving effect to the payment of the dividends.

     The Company was not in compliance with certain financial covenants contained in the Credit Facility as of December 31, 1997. On April 13, 1998, these covenants were waived effective as of December 31, 1997 by IBJ Schroder and amended for the balance of the term of the Credit Facility.

     In addition, the Company's Indenture (the "Indenture") governing the issuance of its $100 million Senior Subordinated Notes (the "Senior Subordinated Notes") prohibits the Company from declaring or paying any dividend or making any distribution or restricted payment as defined in the Indenture (collectively, the "Restricted Payments") (other than dividends or distributions payable in capital stock of the Company), unless, at the time of such payment
(i) no default or event of default shall have occurred and be continuing or would occur as a consequence thereof; (ii) the Company would be able to incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio contained in the Indenture; and (iii) such Restricted Payment, together with the aggregate of all Restricted Payments made by the Company after the date of the Indenture is less than the sum of (a) 50% of the consolidated net income of the Company for the period (taken as one accounting period) beginning on April 1, 1997 to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such consolidated net income for such period is a deficit, minus 100% of such deficit), plus (b) 100% of the aggregate net cash proceeds received by the Company from contributions of capital or the issue or sale since the date of the Indenture of capital stock of the Company or of debt securities of the Company that have been converted into capital stock of the Company.

     The Company anticipates that for the foreseeable future any earnings will be retained for use in its business and accordingly, does not anticipate the payment of cash dividends, other than to BIL in accordance with the terms and provisions of the Series B and Series C Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA:

SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,(1)
                                    ----------------------------------------------------------------
                                                      1996
                                     1997(2)      (3)(4)(5)(6)    1995(7)(8)      1994      1993(9)
                                    ----------    ------------    ----------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenues......................   $263,143       $143,642       $112,414     $106,026    $101,607
(Loss) income before extraordinary
  item and cumulative effect of
  change in accounting
  principle.......................   $(22,893)      $(11,873)      $  1,047     $ (1,979)   $ (3,037)
Extraordinary item................         --           (736)            --           --          --
Cumulative effect of change in
  accounting principle............         --             --             --           --         530
                                     --------       --------       --------     --------    --------
Net (loss) income.................   $(22,893)      $(12,609)      $  1,047     $ (1,979)   $ (2,507)
                                     ========       ========       ========     ========    ========
PER COMMON SHARE DATA:
(Loss) income before extraordinary
  item and cumulative effect of
  change in accounting
  principle.......................   $  (1.16)      $   (.76)      $    .07     $   (.14)   $   (.22)
Extraordinary item................         --           (.05)            --           --          --
Cumulative effect of change in
  accounting principle............         --             --             --           --         .04
                                     --------       --------       --------     --------    --------
Net (loss) income.................   $  (1.16)      $   (.81)      $    .07     $   (.14)   $   (.18)
                                     ========       ========       ========     ========    ========
Weighted average number of common
  and dilutive shares
  outstanding.....................     20,600         15,557         14,315       13,862      13,779
                                     ========       ========       ========     ========    ========
BALANCE SHEET DATA:
Total assets......................   $547,118       $207,194       $103,011     $102,454    $ 99,891
Working capital...................     97,618         14,064         35,061       29,389      29,997
Total long-term liabilities,
  excluding current portion and
  Senior Subordinated Notes.......      7,733          6,535         20,462       22,107      22,719
Senior Subordinated Notes.........    100,000             --             --           --          --
Stockholders' equity..............    268,848        114,503         60,970       56,152      57,897

---------------
(1) On August 28, 1997, Graham-Field acquired all of the issued and outstanding shares of the capital stock of Medapex in a transaction accounted for as a pooling of interests. The selected financial data has been restated to reflect this transaction.

(2) 1997 includes indirect merger charges relating to the acquisition of Fuqua of $4,583,000, restructuring charges of $26,619,000 (of which $7,732,000 is included in cost of goods sold), $3,300,000 associated with the write-off of purchased in-process research and development costs, and other charges of $5,000,000 for allowances for receivables.

    On December 30, 1997, Graham-Field acquired Fuqua in a transaction pursuant to which Graham-Field issued 9,413,689 shares of common stock (excluding shares of common stock of Graham-Field to be issued in connection with Fuqua stock options assumed by Graham-Field) in exchange for the common stock of Fuqua. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of the purchase price over net assets acquired was approximately $134,900,000.

    In connection with the acquisition of Fuqua, Graham-Field acquired the Leather Operations. It was Graham-Field's intention to dispose of the Leather Operations as soon as reasonably practicable following the consummation of the acquisition of Fuqua. Accordingly, the net assets of the Leather

    Operations have been reflected as "Assets held for sale" in the amount of $61,706,000 on the balance sheet as of December 31, 1997. The net asset value of the Leather Operations includes the value of the proceeds expected to be realized from the sale of the Leather Operations. On January 27, 1998, Graham-Field sold the Leather Operations for $60,167,400 in cash, 5,000 shares of Series A Preferred Stock of the buying entity with a stated value of $4,250,000 (valued at $1,539,000), and the assumption of debt of $2,341,250.

    On August 17, 1997, Graham-Field acquired substantially all of the assets and certain liabilities of Medi-Source, a privately-owned distributor of medical supplies, for $4,500,000 in cash. Graham-Field also entered into a five (5) year non-competition agreement with the previous owner in the aggregate amount of $301,000 payable over the five (5) year period. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of the purchase price over net assets acquired was approximately $3.7 million.

    On June 25, 1997, Graham-Field acquired all of the capital stock of LaBac, in a merger transaction. LaBac manufactures and distributes custom power wheelchair seating systems and manual wheelchairs throughout North America. In connection with the acquisition, LaBac became a wholly-owned subsidiary of Graham-Field, and the selling stockholders of LaBac received in the aggregate 772,557 shares of common stock of Graham-Field valued at $11.77 per share in exchange for all of the issued and outstanding shares of the capital stock of LaBac. Graham-Field also entered into a three year consulting agreement with the selling stockholders and an entity controlled by the selling stockholders, and non-competition agreements with each of the selling stockholders. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over net assets acquired amounted to approximately $7.3 million.

    On March 7, 1997, Everest & Jennings acquired Kuschall, a manufacturer of pediatric wheelchairs, high-performance adult wheelchairs and other rehabilitation products, for a purchase price of $1,510,000, representing the net book value of Kuschall. The purchase price was paid by the issuance of 116,154 shares of common stock of Graham-Field valued at $13.00 per share. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date.

    On February 28, 1997, Everest & Jennings Canada, a wholly-owned subsidiary of Graham-Field acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2,900,000 (Canadian Dollars) (approximately U.S. $2,150,000). The purchase price was paid by the issuance of 187,733 shares of common stock of Graham-Field valued at U.S.$11.437 per share. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately U.S.$2.5 million.

(3) In March 1996, Graham-Field sold its Gentle Expressions breast pump product line, and recorded a gain of $360,000.

(4) On November 27, 1996, the Company acquired Everest & Jennings pursuant to the terms and provisions of the Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996 and amended as of October 1, 1996, by and among Graham-Field, Everest & Jennings, Everest & Jennings Acquisition Corp., and BIL. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Everest & Jennings have been included in Graham-Field's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the estimated fair market value of the net deficiency acquired was approximately $65.5 million.

    On September 4, 1996, Graham-Field acquired substantially all of the assets of V.C. Medical, a wholesale distributor of medical products in Puerto Rico, for a purchase price consisting of $1,703,829 in cash, and the issuance of 32,787 shares of common stock of Graham-Field, valued at $7.625 per share. In addition, Graham-Field assumed certain liabilities of V.C. Medical in the amount of $296,721. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $988,000.

(5) During 1996, Graham-Field recorded charges of $15,800,000 related to the acquisition of Everest & Jennings. The charges included $12,800,000 associated with the write-off of purchased in-process research and development costs and $3,000,000 of merger-related expenses.

(6) The extraordinary item is related to the early retirement of the indebtedness underlying the John Hancock Mutual Life Insurance Note and Warrant Agreement dated as of March 12, 1992, as amended (the "John Hancock Indebtedness"), and represents a "make-whole" payment and the write-off of unamortized deferred financing costs associated with this indebtedness.

(7) Effective July 1, 1995, Graham-Field acquired substantially all of the assets and liabilities of National Medical Excess Corp. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations are included in the consolidated financial statements of Graham-Field subsequent to that date.

(8) Net income per common share for 1995, which was the same for basic and diluted, was computed using the weighted average number of common shares (14,278,000 shares) and dilutive common equivalent shares outstanding (37,000 shares) during the period.

(9) In February 1992, the Financial Accounting Standard Board issued Statement No. 109, "Accounting for Income Taxes." Graham-Field adopted the provisions of the new standard in its financial statements effective January 1, 1993. The adoption of Statement No. 109 did not affect Graham-Field's pre-tax loss from operations for the year ended December 31, 1993. The cumulative effect as of January 1, 1993 of adopting Statement No. 109 was a tax benefit of $530,000, or $.04 per share, which was net of allowances of $55,000. This tax benefit was principally attributable to available net operating loss carryforwards and investment, research and development, jobs tax and alternative minimum tax credits which can be used to reduce future tax liabilities.

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

     Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, the Company's ability to effectively integrate acquired companies, the termination of the Company's Exclusive Wheelchair Supply Agreement with P.T. Dharma, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, adverse litigation results, the acceptance and quality of new software and hardware products which will enable the Company to expand its business, the acceptance and ability to manage the Company's operations in foreign markets, possible disruptions in the Company's computer systems or distribution technology systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4 dated as of December 19, 1997.

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

  Operating Revenues

     1997 compared to 1996. Operating revenues were $261,981,000 for the year ended December 31, 1997, representing an increase of 83% from the prior year. The increase in operating revenues was primarily attributable to the continued "roll-out" of Graham-Field's innovative Graham-Field Express program, the expansion of the C.A.P. program, the "roll-out" of Graham-Field's seamless distribution program, the acquisition of Everest & Jennings in November 1996 and the acquisitions completed in 1997, and the incremental revenue growth of Medapex over the 1996 period. Revenues for the fourth quarter ended December 31, 1997 fell below management's expectations primarily due to intense competition within the healthcare industry and management's focus on the integration of the acquisitions completed in 1997 and the merging of diverse manufacturing and distribution facilities, information and technology systems, sales forces and product lines. Management believes that intense competition within the healthcare industry will continue in 1998.

     In March 1996, Graham-Field Express was introduced to offer "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. As of December 31, 1997, Graham-Field had opened five Graham-Field Express facilities operating in the Bronx, New York; Puerto Rico; Dallas, Texas; Baltimore, Maryland and Cleveland, Ohio. Management intends to moderate the growth of the Graham-Field Express Program in 1998. Revenues attributable to Graham-Field Express were approximately $50,512,000 and $14,431,000 for the years ended December 31, 1997 and 1996, respectively.

     1996 compared to 1995. Operating revenues were $143,083,000 for the year ended December 31, 1996, or 28% higher than the year ended December 31, 1995. The increase in operating revenues was primarily attributable to Graham-Field's expansion of its C.A.P. program, the introduction of the Graham-Field Express program, the addition of new product lines and the acquisition of Everest & Jennings in November 1996.

     For the year ended December 31, 1996, revenues attributable to the Graham-Field Express program were approximately $14,431,000. Revenues of Everest & Jennings for the period from the date of acquisition to December 31, 1996 were approximately $3,634,000.

     The increase in operating revenues was achieved despite the decline in sales to Apria Healthcare Group, Inc. ("Apria") of approximately $5,905,000 for the year ended December 31, 1996 as compared to the prior year. Graham-Field's supply agreement with Apria expired on December 31, 1995.

  Interest and Other Income

     1997 compared to 1996. Interest and other income for the year ended December 31, 1997 was $1,162,000, as compared to $559,000 for the prior year. The increase is primarily due to interest earned on the unused proceeds from Graham-Field's sale of its Senior Subordinated Notes on August 4, 1997 and interest earned on customer financing programs.

     1996 compared to 1995. Interest and other income increased from $301,000 in 1995 to $559,000 in 1996. The increase is primarily due to the gain recognized by Graham-Field and royalties received by Graham-Field in connection with the sale of the Gentle Expressions(R) breast pump product line, and interest income on certain notes receivable.

  Cost of Revenues

     1997 compared to 1996. Cost of revenues as a percentage of operating revenues increased for the year ended December 31, 1997 to 72%, as compared to 70% for the prior year. As part of Graham-Field's strategic restructuring initiatives, a charge of $7,732,000 is included in cost of revenues for 1997 related to inventory write-downs associated with the elimination of certain non-strategic inventory and product lines. Excluding the charge associated with the inventory write-downs, cost of revenues as a percentage of operating revenues for 1997 would have been 69%. Nevertheless, management believes that cost of revenues as a percentage of operating revenues was adversely effected in the fourth quarter of 1997 due to intense competition and pricing pressures within the healthcare industry. Management believes that cost of revenues as a percentage of operating revenues will continue to be subject to intense competition and pricing pressures. In addition, the delays associated with the integration of the acquisitions completed in 1997 negatively impacted Graham-Field's ability to realize certain manufacturing and operating efficiencies and cost savings.

     1996 compared to 1995. Cost of revenues as a percentage of operating revenue for 1996 remained relatively unchanged from the prior year, at 70%. Due to manufacturing efficiencies and improved purchasing activities, Graham-Field maintained its gross profit margin despite increased competition.

  Selling, General and Administrative Expenses

     1997 compared to 1996. Selling, general and administrative expenses as a percentage of operating revenues for the year ended December 31, 1997 increased to 27%, as compared to 24% in the prior year. In the fourth quarter of 1997, a provision for uncollectible accounts and notes receivable of $5,000,000 was recorded to reflect increased credit risk due to the anticipated impact of changes in state Medicare reimbursement and procurement policies for certain product lines and the extended payment terms being taken by the Company's customers. The changes in such reimbursement patterns have resulted in an increased number of days outstanding for receivables. Excluding the provision for uncollectible accounts receivable, selling, general and administrative expenses as a percentage of operating revenues for 1997 would have been 25%. The increase in selling, general and administrative expenses was primarily due to higher than anticipated integration costs associated with the acquisitions completed in 1997. The delays associated with the integration process also negatively impacted the Company's ability to realize certain anticipated cost savings relating to the consolidation of corporate offices, manufacturing and distribution facilities, the streamlining of information and technology systems and the merging of sales forces and product lines. Management believes that selling, general and administrative expenses may continue to increase until the cost savings related to the integration processes are realized, which may not occur until the later part of 1998.

     1996 compared to 1995. Selling, general and administrative expenses as a percentage of operating revenues decreased to 24% in 1996 from 26% in 1995. The decrease is attributable to a number of factors, including the expansion of the Graham-Field Express program in 1996, which contributes revenue with a lower percentage of selling, general and administrative expenses, as well as continued efficiencies generated by Graham-Field's distribution network.

  Interest Expense

     1997 compared to 1996. Interest expense for the year ended December 31, 1997 increased to $7,260,000, as compared to $2,578,000 for the prior year. The increase is primarily due to increased borrowings attributable to Graham-Field's revenue growth, the expansion of the Graham-Field Express program, and the sale of the Senior Subordinated Notes on August 4, 1997.

     1996 compared to 1995. Interest expense for 1996 decreased by $142,000 or 5% as compared to 1995. The decrease is primarily due to lower interest rates combined with reduced average borrowings.

  Year 2000

     Graham-Field is in the process of developing a Year 2000 remediation plan, which relates to the upgrade and standardization of all business units for Year 2000 application software. Graham-Field has three major application environments: distribution, manufacturing and warehouse automation. Management has selected application packages for distribution and manufacturing functions, and believes that the current warehouse automation system is Year 2000 compliant.

     The distribution package includes the corporate general ledger, accounts payable, accounts receivable, purchasing, inventory control and order entry functions. General ledger, accounts payable and accounts receivable upgrades were completed in 1997. Purchasing, inventory control and order entry functions are anticipated to be upgraded in 1998. The manufacturing system upgrade is in process, and is anticipated to be completed in 1998.

     A Year 2000 project manager has been assigned to manage the computer system upgrades, and ensure compliance for all external interfaces. The cost of upgrading or modifying all non-year 2000 information systems is not expected to have a material effect on the Company. Capital expenditures on all information system technology amounted to approximately $400,000 during 1997, which was primarily related to capacity upgrades and changes in software modules. The Company anticipates completing the Year 2000 compliance project in 1998.

  Merger and Restructuring Related Charges

     1997 compared to 1996. In connection with the acquisition of Fuqua on December 30, 1997, the Company adopted a plan to implement certain strategic restructuring initiatives (the "Restructuring Plan") and recorded $26,619,000 of restructuring charges (the "Restructuring Charges"). The Restructuring Plan was initiated to create manufacturing, distribution and operating efficiencies and enhance the Company's position as a low-cost supplier in the healthcare industry. These steps will include a broad range of efforts, including the consolidation of the Company's Temco manufacturing operations in New Jersey into Fuqua's Lumex manufacturing facility in New York and relocation of the Company's corporate headquarters to the Lumex facility. In addition, the Company will be closing several other distribution facilities and consolidating operations in an effort to achieve additional cost savings.

     The Restructuring Charges include exit costs of $16,037,000 related to the elimination of duplicate manufacturing and distribution facilities, severance costs of $650,000 for approximately 100 employees, asset write-downs of $2,200,000 relating to assets to be sold or abandoned, and inventory write-downs of $7,732,000 associated with the elimination of certain non-strategic inventory and product lines (which costs are included in costs of revenue). The Company anticipates recording additional restructuring charges in 1998 as the Company continues the implementation of its Restructuring Plan.

     The Company incurred $4,583,000 of indirect merger charges (the "Merger Charges") related to the Fuqua acquisition and Medapex combination with respect to the write-off of certain unamortized catalog costs with no future value, certain insurance policies, payment of bonuses related to the acquisitions, and various transaction costs. The Company also incurred $3,300,000 of expenses related to the write-off of purchased in-process research and development costs of Fuqua.

     1996 compared to 1995. During the fourth quarter of 1996, Graham-Field recorded charges of $15,800,000 related to the acquisition of Everest & Jennings. The charges included $12,800,000 associated with the write-off of purchased in-process research and development costs and $3,000,000 of merger expenses related to severance payments, the write-off of certain unamortized catalog and software costs with no future value, the accrual of costs to vacate certain of Graham-Field's facilities, and the cost of certain insurance policies.

  Net Loss or Income

     1997 compared to 1996. Loss before income taxes for the year ended December 31, 1997 was $30,228,000, as compared to a loss before income taxes and extraordinary item of $8,955,000 for the prior year. The loss before income taxes for 1997 includes Restructuring Charges of $26,619,000, an accounts receivable provision of $5,000,000, Merger Charges of $4,583,000, and the charge of $3,300,000 related to the write-off of purchased in-process research and development costs of Fuqua. The loss before income taxes and extraordinary item for 1996 includes certain charges of $15,800,000 relating to the acquisition of Everest & Jennings. Excluding the restructuring, merger and other charges and the write-off of purchased in-process research and development costs in 1996 and 1997, income before income taxes increased from $6,845,000 in 1996 to $9,274,000 in 1997, primarily due to the increase in revenues and the improvement in gross profit margin.

     Net loss for the year ended December 31, 1997 was $22,893,000, as compared to $11,873,000 for the prior year. Graham-Field recorded an income tax benefit of $7,335,000 for the year ended December 31, 1997, as compared to income tax expense of $2,918,000 for the prior year. As of December 31, 1997, Graham-Field had net deferred tax assets of $13,739,000, primarily comprised of net operating loss carryforwards acquired in connection with the acquisition of Everest & Jennings, and restructuring and other accruals and reserves related to the acquisition of Fuqua. A full valuation allowance has been recorded against Everest & Jennings' net deferred tax assets. When realized, the tax benefit for such items will be recorded as a reduction of the Everest & Jennings' goodwill. A valuation allowance on the remaining deferred tax assets has not been provided because management believes that there will be sufficient earnings in the carryforward period to utilize such deferred tax assets.

     1996 compared to 1995. Loss before income taxes and extraordinary item was $8,955,000 for 1996, as compared to income before income taxes of $1,741,000 for the prior year. The loss before income taxes and extraordinary item for 1996 includes certain charges of $15,800,000 relating to the acquisition of Everest & Jennings. The charges include $12,800,000 associated with the write-off of purchased in-process research and development costs and $3,000,000 related to merger expenses.

     Net loss after the charge for the extraordinary item related to the early retirement of the John Hancock Indebtedness was $12,609,000 in 1996, as compared to net income of $1,047,000 for 1995. The extraordinary item of $736,000 (net of tax benefit of $383,000) relates to the "make-whole" payment and write-off of unamortized deferred financing costs associated with the early retirement of the John Hancock Indebtedness.

     Graham-Field recorded income tax expense of $2,918,000 for the year ended December 31, 1996, as compared to $694,000 for the prior year. As of December 31, 1996, Graham-Field had a deferred tax asset of $938,000, primarily comprised of net operating loss carryforwards (including those acquired in connection with an acquisition) and investment, research and development, jobs tax and alternative minimum tax credits.

     Graham-Field's business has not been materially affected by inflation.

  Liquidity and Capital Resources

     Graham-Field had working capital of $97,618,000 at December 31, 1997, as compared to $14,064,000 at December 31, 1996. The increase in working capital is primarily attributable to the cash provided by Graham-Field's net income (excluding the Restructuring Charges, Merger Charges, other charges and the write-off of purchased in-process research and development costs of Fuqua) of $4,388,000, which reflects $6,745,000 of depreciation and amortization expense, and the net current assets acquired in connection with Graham-Field's acquisitions during the year ended December 31, 1997 and from Graham-Field's sale of the Senior Subordinated Notes on August 4, 1997.

     Cash used in operating activities for the year ended December 31, 1997 was $37,643,000 as compared to cash provided by operating activities of $3,770,000 in the prior year. The principal reasons for the decrease in cash provided by operations were increases in accounts receivable and inventory levels related to increased revenues and the reduction in accrued expenses, partially offset by net income (excluding the Restructuring Charges, Merger Charges, other charges and the write-off of purchased in-process research and development costs of Fuqua) of $4,388,000 and depreciation and amortization expense of $6,745,000 for the period.

     On December 30, 1997, Graham-Field acquired Fuqua and assumed $62,076,000 of Fuqua indebtedness (the "Fuqua Indebtedness") under Fuqua's revolving credit facility with SunTrust Bank. On January 28, 1998, Graham-Field sold the Leather Operations of Fuqua for $60,167,400 in cash, 5,000 shares of Series A Preferred Stock of the buying entity with a stated value of $4,250,000 (which has been valued at $1,539,000), and the assumption of debt of $2,341,250. The cash proceeds from the sale of the Fuqua leather operations were used to repay the indebtedness incurred under the Credit Facility, which was used to retire the Fuqua Indebtedness.

     Management anticipates utilizing approximately $6,000,000 in cash in 1998 related to the Restructuring and Merger Charges recorded in 1997.

     Graham-Field anticipates that its cash flow from operations, together with its current cash balance, available borrowings under the Credit Facility and the proceeds from the Senior Subordinated Notes, will be sufficient to meet its working capital requirements in the foreseeable future. While the Company does not expect to make any significant acquisitions in 1998, future acquisitions may require additional financial resources.

     The Credit Facility. The Credit Facility provides for up to $100 million of borrowings on a revolving credit basis, including letters of credit and banker's acceptances, arranged by IBJ Schroder, as agent. The credit facility terminates on December 10, 1999. Under the terms of the Credit Facility, borrowings bear interest, at Graham-Field's option, at IBJ Schroder's prime rate (8.50% at December 31, 1998) or 1.625% above LIBOR in 1997 (2.25% above LIBOR effective as of January 1, 1998), or 1.5% above IBJ Schroder's bankers' acceptance rate. The Credit Facility is secured by all of Graham-Field's assets.

     The Credit Facility contains certain customary terms and provisions, including limitations with respect to the repayment or prepayment of principal on subordinated debt, including the Notes, the incurrence of additional debt, liens, transactions with affiliates and certain consolidations, mergers and acquisitions and sales of assets. In addition, Graham-Field is prohibited from declaring or paying any dividend or making any distribution on any shares of common stock or preferred stock of Graham-Field (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or applying any of its funds, property or assets to the purchase, redemption or other retirement of any such shares, or of any options to purchase or acquire any such shares. Notwithstanding the foregoing restrictions, Graham-Field is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due BIL under the terms of the Graham-Field Series B and Series C Preferred Stock in any fiscal year, or
(ii) 12.5% of the net income of Graham-Field on a consolidated basis, provided that no event of default under the Credit Facility shall have occurred and be continuing or would exist after giving effect to the payment of the dividends. The Credit Facility contains certain financial covenants, including a cash flow coverage and leverage ratio, and an earnings before interest and taxes covenant, as well as the requirement that Graham-Field reduce outstanding borrowings with the net cash proceeds of certain asset sales.

     The Company was not in compliance with certain financial covenants contained in the Credit Facility as of December 31, 1997. On April 13, 1998, these covenants were waived effective as of December 31, 1997 by IBJ Schroder and amended for the balance of the term of the Credit Facility.

     The Senior Subordinated Notes. On August 4, 1997, Graham-Field issued the Senior Subordinated Notes under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). On February 9, 1998, Graham-Field completed its exchange offer to exchange the outstanding Senior Subordinated Notes for an equal amount of the new Senior Subordinated Notes, which have been registered under the Securities Act. The new Senior Subordinated Notes are identical in all material respects to the previously outstanding Senior Subordi-nated Notes. The Senior Subordinated Notes bear interest at the rate of 9.75% per annum and mature on August 15, 2007. The Senior Subordinated Notes are general unsecured obligations of Graham-Field, subordinated in right of payment to all existing and future senior debt of Graham-Field, including indebtedness under the Credit Facility. The Senior Subordinated Notes are guaranteed (the "Subsidiary Guarantees"), jointly and severally, on a senior subordinated basis by all existing and future restricted subsidiaries of Graham-Field (the "Guaranteeing Subsidiaries"). The Subsidiary Guarantees are subordinated in right of payment to all existing and future senior debt of the Guaranteeing Subsidiaries, including any guarantees by the Guaranteeing Subsidiaries of Graham-Field's obligations under the Credit Facility.

     The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The subsidiary guarantors are wholly-owned subsidiaries of the Company and comprise all of the direct and indirect subsidiaries of the Company. Accordingly, the Company has not presented separate financial statements and other disclosures concerning each subsidiary guarantor because management has determined that such information is not material to investors.

     The net proceeds from the offering of the Senior Subordinated Notes were used to repay $60.3 million of indebtedness under the Credit Facility and $5 million of indebtedness due to BIL. The balance of the proceeds were used for general corporate purposes, including the funding for acquisitions, the opening of additional Graham-Field Express facilities and strategic alliances.

     Under the terms of the Indenture, the Senior Subordinated Notes are not redeemable at Graham-Field's option prior to August 15, 2002. Thereafter, the Senior Subordinated Notes are redeemable, in whole or in part, at the option of Graham-Field, at certain redemption prices plus accrued and unpaid interest to the date of redemption. In addition, prior to August 15, 2000, Graham-Field may, at its option, redeem up to 25% of the aggregate principal amount of Senior Subordinated Notes originally issued with the net proceeds from one or more public offerings of common stock at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest to the date of redemption; provided that at least 75% of the aggregate principal amount of Senior Subordinated Notes originally issued remain outstanding after giving effect to any such redemption.

     The Indenture contains customary covenants including, but not limited to, covenants relating to limitations on the incurrence of additional indebtedness, the creation of liens, restricted payments, the sales of assets, mergers and consolidations, payment restrictions affecting subsidiaries and transactions with affiliates. In addition, in the event of a change of control of Graham-Field as defined in the Indenture, each holder of the Senior Subordinated Notes will have the right to require Graham-Field to repurchase such holder's Senior Subordinated Notes, in whole or in part, at a purchase price of 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, Graham-Field will be required in certain circumstances to make an offer to purchase Senior Subordinated Notes at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the date of purchase, with the net cash proceeds of certain asset sales. The Credit Facility, however, prohibits Graham-Field from purchasing the Senior Subordinated Notes without the consent of the lenders thereunder.

     In addition, the Indenture prohibits the Company from declaring or paying any dividend or making any distribution or restricted payment as defined in the Indenture (collectively, the "Restricted Payments") (other than dividends or distributions payable in capital stock of the Company), unless, at the time of such payment (i) no default or event of default shall have occurred and be continuing or would occur as a consequence thereof; (ii) the Company would be able to incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio contained in the Indenture; and (iii) such Restricted Payment, together with the aggregate of all Restricted Payments made by the Company after the date of the Indenture is less than the sum of (a) 50% of the consolidated net income of the Company for the period (taken as one accounting period) beginning on April 1, 1997 to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such consolidated net income for such period is a deficit, minus 100% of such deficit), plus (b) 100% of the aggregate net cash proceeds received by the Company from contributions of capital or the issue or sale since the date of the Indenture of capital stock of the Company or of debt securities of the Company that have been converted into capital stock of the Company.

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

                          FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1997

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

                              HAUPPAUGE, NEW YORK

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of Graham-Field Health Products, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets --
  December 31, 1997 and 1996................................   F-3
Consolidated Statements of Operations --
  Years ended December 31, 1997, 1996 and 1995..............   F-5
Consolidated Statements of Stockholders' Equity --
  Years ended December 31, 1997, 1996 and 1995..............   F-6
Consolidated Statements of Cash Flows --
  Years ended December 31, 1997, 1996 and 1995..............   F-7
Notes to Consolidated Financial Statements --
  December 31, 1997.........................................   F-9
     The following consolidated financial statement schedule of
Graham-Field Health Products, Inc. and subsidiaries is included in
Item 14(d):
Schedule II -- Valuation and qualifying accounts............  F-37

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Graham-Field Health Products, Inc.

     We have audited the accompanying consolidated balance sheets of Graham-Field Health Products, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graham-Field Health Products, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Melville, New York
March 23, 1998,
except for Note 7,
as to which the date
is April 13, 1998

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,430,000    $  1,241,000
  Accounts receivable, less allowance for doubtful accounts
     of $13,199,000 and $7,243,000, respectively............    91,451,000      45,703,000
  Inventories...............................................    73,532,000      48,245,000
  Other current assets......................................     8,103,000       3,023,000
  Recoverable and prepaid income taxes......................     4,422,000         256,000
  Deferred tax assets.......................................    10,695,000              --
  Asset held for sale.......................................    61,706,000              --
                                                              ------------    ------------
          TOTAL CURRENT ASSETS..............................   254,339,000      98,468,000
Property, plant and equipment, net..........................    35,955,000      11,264,000
Excess of cost over net assets acquired, net of accumulated
  amortization of $11,512,000 and $8,185,000,
  respectively..............................................   240,071,000      91,412,000
Deferred tax assets.........................................     3,044,000         938,000
Other assets................................................    13,709,000       5,112,000
                                                              ------------    ------------
          TOTAL ASSETS......................................  $547,118,000    $207,194,000
                                                              ============    ============

                See notes to consolidated financial statements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Credit facility...........................................  $ 65,883,000    $ 13,985,000
  Current maturities of long-term debt......................     2,619,000       2,016,000
  Accounts payable..........................................    33,888,000      22,995,000
  Acceptances payable.......................................            --      19,800,000
  Accrued expenses..........................................    54,331,000      25,608,000
                                                              ------------    ------------
          TOTAL CURRENT LIABILITIES.........................   156,721,000      84,404,000
Long-term debt and Senior Subordinated Notes................   107,733,000       6,535,000
Other long-term liabilities.................................    13,816,000       1,752,000
                                                              ------------    ------------
          TOTAL LIABILITIES.................................   278,270,000      92,691,000
STOCKHOLDERS' EQUITY
Series A preferred stock, par value $.01 per share:
  authorized shares 300,000, none issued....................            --              --
Series B preferred stock, par value $.01 per share:
  authorized shares 6,100, issued and outstanding 6,100.....    28,200,000      28,200,000
Series C preferred stock, par value $.01 per share:
  authorized shares 1,000, issued and outstanding 1,000.....     3,400,000       3,400,000
Common stock, par value $.025 per share:
  authorized shares 60,000,000, issued and outstanding
  30,574,982 and 19,650,744, respectively...................       764,000         492,000
Additional paid-in capital..................................   279,341,000     101,573,000
(Deficit)...................................................   (42,953,000)    (18,995,000)
Cumulative translation adjustment...........................        96,000         (12,000)
                                                              ------------    ------------
                                                               268,848,000     114,658,000
Notes receivable from sale of shares........................            --        (155,000)
                                                              ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY........................   268,848,000     114,503,000
Commitments and contingencies...............................
                                                              ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $547,118,000    $207,194,000
                                                              ============    ============

                See notes to consolidated financial statements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1997           1996           1995
                                                      ------------   ------------   ------------
Net revenues:
  Medical equipment and supplies....................  $261,981,000   $143,083,000   $112,113,000
  Interest and other income.........................     1,162,000        559,000        301,000
                                                      ------------   ------------   ------------
                                                       263,143,000    143,642,000    112,414,000
                                                      ------------   ------------   ------------
Costs and expenses:
  Cost of revenues..................................   188,695,000     99,641,000     78,525,000
  Selling, general and administrative...............    70,646,000     34,578,000     29,428,000
  Interest expense..................................     7,260,000      2,578,000      2,720,000
  Purchased in-process research and development
     costs..........................................     3,300,000     12,800,000             --
  Merger and restructuring related charges..........    23,470,000      3,000,000             --
                                                      ------------   ------------   ------------
                                                       293,371,000    152,597,000    110,673,000
                                                      ------------   ------------   ------------
(Loss) income before income taxes (benefit) and
  extraordinary item................................   (30,228,000)    (8,955,000)     1,741,000
Income taxes (benefit)..............................    (7,335,000)     2,918,000        694,000
                                                      ------------   ------------   ------------
(Loss) income before extraordinary item.............   (22,893,000)   (11,873,000)     1,047,000
Extraordinary loss on early retirement of debt (net
  of tax benefit of $383,000).......................            --       (736,000)            --
                                                      ------------   ------------   ------------
Net (loss) income...................................   (22,893,000)   (12,609,000)     1,047,000
Preferred stock dividends...........................     1,065,000             --             --
                                                      ------------   ------------   ------------
Net (loss) income available to common
  stockholders......................................  $(23,958,000)  $(12,609,000)  $  1,047,000
                                                      ============   ============   ============
Net (loss) income per common share -- basic and
  diluted:
(Loss) income before extraordinary item.............  $      (1.16)  $       (.76)  $        .07
Extraordinary loss on early retirement of debt......            --           (.05)            --
                                                      ------------   ------------   ------------
Net (loss) income...................................  $      (1.16)  $       (.81)  $        .07
                                                      ============   ============   ============
Weighted average number of common shares
  outstanding.......................................    20,600,000     15,557,000     14,315,000
                                                      ============   ============   ============

                See notes to consolidated financial statements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  SERIES B      SERIES C        COMMON STOCK         ADDITIONAL
                                                  PREFERRED    PREFERRED    ---------------------     PAID-IN
                                     TOTAL          STOCK        STOCK        SHARES      AMOUNT      CAPITAL       (DEFICIT)
                                  ------------   -----------   ----------   ----------   --------   ------------   ------------
BALANCE, DECEMBER 31, 1994......  $ 56,152,000                              13,921,649   $348,000   $ 63,149,000   $ (7,345,000)
 Issuance of common stock on
   exercise of stock options....       172,000                                  86,500      2,000        220,000             --
 Regulation S offering, net.....     3,471,000                               1,071,655     27,000      3,444,000             --
 Tax benefit from exercise of
   stock options................        38,000                                      --         --         38,000             --
 Retirement of Treasury Stock...            --                                 (14,518)        --        (50,000)            --
 Warrants issued in connection
   with debt....................        90,000                                      --         --         90,000             --
 Net income.....................     1,047,000                                      --         --             --      1,047,000
                                  ------------   -----------   ----------   ----------   --------   ------------   ------------
BALANCE, DECEMBER 31, 1995......    60,970,000                              15,065,286    377,000     66,891,000     (6,298,000)
 Issuance of common stock on
   exercise of stock options....       550,000                                 153,255      4,000        711,000             --
 Issuance of stock in connection
   with acquisitions............    65,809,000   $28,200,000   $3,400,000    4,477,720    112,000     34,097,000             --
 Tax benefit from exercise of
   stock options................        38,000            --           --           --         --         38,000             --
 Retirement of Treasury Stock...            --            --           --      (45,517)    (1,000)      (164,000)            --
 Dividend accrued on Preferred
   Stock........................       (88,000)           --           --           --         --             --        (88,000)
 Translation adjustment.........       (12,000)           --           --           --         --             --             --
 Notes receivable from officers
   for sale of shares...........      (155,000)           --           --           --         --             --             --
 Net loss.......................   (12,609,000)           --           --           --         --             --    (12,609,000)
                                  ------------   -----------   ----------   ----------   --------   ------------   ------------
BALANCE, DECEMBER 31, 1996......   114,503,000    28,200,000    3,400,000   19,650,744    492,000    101,573,000    (18,995,000)
 Issuance of common stock on
   exercise of stock options....     1,212,000            --           --      527,975     13,000      2,816,000             --
 Issuance of stock in connection
   with acquisitions............   175,944,000            --           --   10,490,133    262,000    175,682,000             --
 Issuance of common stock for
   accrued dividends............       364,000            --           --       41,000      1,000        363,000             --
 Tax benefit from exercise of
   stock options................       520,000            --           --           --         --        520,000             --
 Retirement of Treasury Stock...            --            --           --     (134,870)    (4,000)    (1,613,000)            --
 Dividend accrued on Preferred
   Stock........................    (1,065,000)           --           --           --         --             --     (1,065,000)
 Translation adjustment.........       108,000            --           --           --         --             --             --
 Notes receivable from
   officers.....................       155,000            --           --           --         --             --             --
 Net loss.......................   (22,893,000)           --           --           --         --             --    (22,893,000)
                                  ------------   -----------   ----------   ----------   --------   ------------   ------------
BALANCE, DECEMBER 31, 1997......  $268,848,000   $28,200,000   $3,400,000   30,574,982   $764,000   $279,341,000   $(42,953,000)
                                  ============   ===========   ==========   ==========   ========   ============   ============

                                     TREASURY STOCK       CUMULATIVE    NOTES RECEIVABLE
                                  ---------------------   TRANSLATION      FROM SALE
                                   SHARES      AMOUNT     ADJUSTMENT       OF SHARES
                                  --------   ----------   -----------   ----------------
BALANCE, DECEMBER 31, 1994......         0   $        0
 Issuance of common stock on
   exercise of stock options....   (14,518)     (50,000)
 Regulation S offering, net.....        --           --
 Tax benefit from exercise of
   stock options................        --           --
 Retirement of Treasury Stock...    14,518       50,000
 Warrants issued in connection
   with debt....................        --           --
 Net income.....................        --           --
                                  --------   ----------    --------        ---------
BALANCE, DECEMBER 31, 1995......         0            0
 Issuance of common stock on
   exercise of stock options....   (45,517)    (165,000)
 Issuance of stock in connection
   with acquisitions............        --           --
 Tax benefit from exercise of
   stock options................        --           --
 Retirement of Treasury Stock...    45,517      165,000
 Dividend accrued on Preferred
   Stock........................        --           --
 Translation adjustment.........        --           --    $(12,000)
 Notes receivable from officers
   for sale of shares...........        --           --          --        $(155,000)
 Net loss.......................        --           --          --               --
                                  --------   ----------    --------        ---------
BALANCE, DECEMBER 31, 1996......         0            0     (12,000)        (155,000)
 Issuance of common stock on
   exercise of stock options....  (134,870)  (1,617,000)         --               --
 Issuance of stock in connection
   with acquisitions............        --           --          --               --
 Issuance of common stock for
   accrued dividends............        --           --          --               --
 Tax benefit from exercise of
   stock options................        --           --          --               --
 Retirement of Treasury Stock...   134,870    1,617,000          --               --
 Dividend accrued on Preferred
   Stock........................        --           --          --               --
 Translation adjustment.........        --           --     108,000               --
 Notes receivable from
   officers.....................        --           --          --          155,000
 Net loss.......................        --           --          --               --
                                  --------   ----------    --------        ---------
BALANCE, DECEMBER 31, 1997......         0   $        0    $ 96,000        $       0
                                  ========   ==========    ========        =========

                See notes to consolidated financial statements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997             1996           1995
                                                   -------------    ------------    -----------
OPERATING ACTIVITIES
Net (loss) income................................  $ (22,893,000)   $(12,609,000)   $ 1,047,000
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating
  activities:
  Depreciation and amortization..................      6,745,000       3,539,000      3,347,000
  Deferred income taxes..........................    (10,878,000)      2,139,000        475,000
  Provisions for losses on accounts receivable...      6,749,000         606,000        451,000
  Gain on sale of product line...................             --        (360,000)            --
  Gain on sale of marketable securities..........        (41,000)             --             --
  Loss on disposal of property, plant and
     equipment...................................        121,000              --          3,000
  Purchased in-process research and development
     costs.......................................      3,300,000      12,800,000             --
  Non-cash amounts included in merger and
     restructuring related charges...............     20,754,000       1,191,000             --
  Non-cash amounts included in extraordinary
     loss........................................             --         476,000             --
  Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable.........................    (30,247,000)    (11,279,000)    (3,117,000)
     Inventories, other current assets and
       recoverable and prepaid income taxes......     (9,685,000)     (5,269,000)        (1,000)
     Accounts and acceptances payable and accrued
       expenses..................................     (1,568,000)     12,536,000     (5,312,000)
                                                   -------------    ------------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES.....................................    (37,643,000)      3,770,000     (3,107,000)
INVESTING ACTIVITIES
Proceeds from sale of marketable securities......    104,198,000              --             --
Purchase of marketable securities................   (104,157,000)             --             --
Purchase of property, plant and equipment........     (6,555,000)     (1,085,000)      (709,000)
Acquisitions, net of cash acquired...............    (12,009,000)     (4,558,000)      (668,000)
Proceeds from the sale of property, plant, and
  equipment......................................        240,000              --         19,000
Proceeds from sale of product line...............             --         500,000             --
Proceeds from sale of assets under leveraged
  lease..........................................             --         487,000             --
Notes receivable from officers...................             --        (155,000)            --
Net (increase) decrease in other assets..........     (4,194,000)       (228,000)       116,000
                                                   -------------    ------------    -----------
NET CASH (USED IN) INVESTING ACTIVITIES..........  $ (22,477,000)   $ (5,039,000)   $(1,242,000)

                See notes to consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC AND SUBSIDIARIES

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997             1996           1995
                                                   -------------    ------------    -----------
FINANCING ACTIVITIES
Proceeds from issuance of Senior Subordinated
  Notes..........................................  $ 100,000,000    $         --    $        --
Proceeds from notes payable to bank and long-term
  debt...........................................    279,619,000      27,310,000      2,054,000
Principal payments on long-term debt and notes
  payable........................................   (292,645,000)    (35,576,000)    (1,226,000)
Payments on acceptances payable, net.............    (19,800,000)             --             --
Proceeds on exercise of stock options............      1,212,000         550,000        172,000
Proceeds from issuance of common stock, net......             --              --      3,471,000
Payment of preferred stock dividends.............       (435,000)             --             --
Proceeds from issuance of preferred stock in
  connection with an acquisition.................             --      10,000,000             --
Payments for note issue costs....................     (4,642,000)             --             --
                                                   -------------    ------------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES........     63,309,000       2,284,000      4,471,000
INCREASE IN CASH AND CASH EQUIVALENTS............      3,189,000       1,015,000        122,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...      1,241,000         226,000        104,000
                                                   -------------    ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $   4,430,000    $  1,241,000    $   226,000
                                                   =============    ============    ===========
SUPPLEMENTARY CASH FLOW INFORMATION:
  Interest paid..................................  $   3,130,000    $  2,975,000    $ 2,522,000
                                                   =============    ============    ===========
  Income taxes paid..............................  $   4,094,000    $    187,000    $   266,000
                                                   =============    ============    ===========

                See notes to consolidated financial statements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Graham-Field Health Products, Inc. ("Graham-Field" or the "Company") is a leading manufacturer and distributor of healthcare products targeting the home healthcare, medical/surgical, rehabilitation and long-term care markets in North America, Europe, Central and South America, and Asia. The Company markets and distributes approximately 45,000 products under its own brand names and under suppliers' names throughout the world. The Company maintains manufacturing and distribution facilities throughout North America. The Company continuously seeks to expand its product lines by increasing the number of distributorship agreements with suppliers, and forming strategic alliances and acquiring other companies and product lines. The Company's products are marketed principally to hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies and home-shopping related businesses.

     The Company's principal products and product lines include wheelchairs and power wheelchair seating systems, mobility products and bathroom safety products, medical beds and patient room furnishings, blood pressure and diagnostic products, adult incontinence products, specialty seating products, wound care and urologicals, ostomy products, diabetic products, obstetrical supplies, nutritional supplements, therapeutic support systems and respiratory equipment and supplies. By offering a wide range of products from a single source, the Company enables its customers to reduce purchasing costs, including transaction, freight and inventory expenses.

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

     Inventories: Inventories are valued at the lower of cost or market. Cost is determined principally on the standard cost method for manufactured goods and on the average cost method for other inventories, each of which approximates actual cost on the first-in, first-out method.

     Property, Plant and Equipment: Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the lesser of the estimated useful lives of the related assets or, where appropriate, the lease term.

     Excess of Cost Over Net Assets Acquired: Excess of cost over net assets acquired is amortized on a straight-line basis over 30 to 40 years. The carrying value of such costs are reviewed by management as to whether the facts and circumstances indicate that an impairment may have occurred. If this review indicates that such costs or a portion thereof will not be recoverable, as determined based on the undiscounted cash flows of the entities acquired, over the remaining amortization period, the carrying value of these costs will be measured by comparing the fair value of the group of assets acquired to the carrying value. If fair values are unavailable, the carrying value will be measured by comparing the carrying values to the discounted cash flows. Based upon present operations and strategic plans, management believes that no impairment of the excess of cost over net assets acquired has occurred.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

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

     Revenue Recognition Policy: The Company recognizes revenue when products are shipped with appropriate provisions for uncollectible accounts and credits for returns.

     Buy-Back Program: During the first quarter of 1996, the Company's inventory buy-back program was introduced to provide an outlet for its customers to eliminate their excess inventory. Under the program, the Company purchased certain excess inventory from its customers, who in turn placed additional purchase orders with the Company exceeding the value of the excess inventory purchased. Substantially all of the medical products purchased by the Company as part of the inventory buy-back program were items not generally offered for sale by the Company. Items repurchased by the Company which were identified as items previously sold by the Company to a customer were de minimus based on the Company's experience, and were recorded in accordance with the Company's normal revenue recognition policy. This program was discontinued during 1997.

     Income Taxes: The Company and its subsidiaries file a consolidated Federal income tax return. The Company uses the liability method in accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Net Loss/Income Per Common Share Information: Net loss per common share for 1997 and 1996 was computed using the weighted average number of common shares outstanding and by assuming the accrual of a dividend of 1.5% on the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") in the aggregate amount of $1,065,000. Conversion of the preferred stock and common equivalent shares was not assumed since the result would have been antidilutive. Net income per common share for 1995, which was the same for basic and diluted, was computed using the weighted average number of common shares (14,278,000 shares) and dilutive common equivalent shares outstanding (37,000 shares) during the period.

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements.

     Employee Stock Options: The Company has a stock option program which is more fully described in Note 11. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees." Under the Company's stock option program, options are granted with an exercise price equal to the market price of the underlying common stock of the Company on the date of grant. Accordingly, no compensation expense is recognized in connection with the grant of stock options.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for the issuance of

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under APB Opinion No. 25, but are required to disclose in the financial statement footnotes, proforma net (loss) income and per share amounts as if the Company had applied the new method of accounting for all grants made beginning with 1995. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements.

     Concentration of Credit Risk: The Company is a leading manufacturer and distributor of healthcare products targeting the home healthcare, medical/surgical, rehabilitation and long-term care markets in North America, Europe, Central and South America, and Asia. The Company's products are marketed principally to hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies and home-shopping related business. Third party reimbursement through private or governmental insurance programs and managed care programs have increasingly impacted the Company's customers, which affects a portion of the Company's business. In the fourth quarter of 1997, a provision for uncollectible accounts and notes receivable of $5 million (which provision is included in selling, general and administrative expenses) was recorded to reflect increased credit risk due to the anticipated impact of changes in state medicare reimbursement and procurement policies for certain product lines and the extended payment terms being taken by the Company's customers. The changes in such reimbursement patterns have resulted in an increased number of days outstanding for receivables. The Company performs periodic credit evaluations of its customers' financial condition and in certain instances requires collateral. Receivables generally are due within 30 to 120 days, except for notes receivable which have a stated term.

     Concentration of Sources of Supply: The business of Everest & Jennings International Ltd. ("Everest & Jennings") is heavily dependent on its maintenance of a key supply contract. Everest & Jennings obtains the majority of its commodity wheelchairs and wheelchair components pursuant to an exclusive supply agreement (the "Wheelchair Supply Agreement") with P.T. Dharma Polimetal ("P.T. Dharma"), an Indonesian manufacturer. The term of this agreement extends until June 30, 2000, and on each July 1 thereafter shall be automatically extended for one additional year unless Everest & Jennings elects not to extend or Everest & Jennings has failed to order at least 50% of the contractually specified minimums and P.T. Dharma elects to terminate. If the Wheelchair Supply Agreement is terminated, there can be no assurance that Everest & Jennings will be able to enter into a suitable wheelchair supply agreement with another manufacturer. The failure by Everest & Jennings to secure an alternate source of supply would result in a material adverse effect on Graham-Field's business and financial condition. In February 1998, the Company advanced $3.5 million to P.T. Dharma in consideration of the grant of a six month option to purchase the wheelchair assets of P.T. Dharma for a price to be determined. During the option period, the Company will be paid interest on the advance at an annual interest rate of 10.3 percent. The advance is collateralized by shares of the capital stock of P.T. Dharma, and is to be applied against the purchase price. In the event the Company and P.T. Dharma are unable to agree upon the terms of the transaction, the advance will be returned to the Company.

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

     Research and Development: Research and development costs are expensed as incurred. The amount of such cost for 1997 was $392,000. Research and development cost for 1996 and 1995 were not material.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

2.  ACQUISITIONS OF BUSINESSES

     On December 30, 1997, the Company acquired Fuqua Enterprises, Inc. (currently, Lumex/Basic American Holdings, Inc.) ("Fuqua") pursuant to an Agreement and Plan of Merger (the "Fuqua Merger Agreement"), dated as of September 5, 1997 and amended as of September 29, 1997, by and among Fuqua, GFHP Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the Company. Under the terms of the Fuqua Merger Agreement, Sub was merged with and into Fuqua with Fuqua continuing as the surviving corporation wholly-owned by the Company (the "Fuqua Merger"). In the Fuqua Merger, each share of Fuqua's common stock, par value $2.50 per share (the "Fuqua Common Stock"), other than shares of Fuqua Common Stock canceled pursuant to the Fuqua Merger Agreement, was converted into the right to receive 2.1 shares of common stock, par value $.025 per share, of the Company (the "Company Common Stock"). There were 4,482,709 shares of Fuqua Common Stock outstanding on December 30, 1997, which converted into 9,413,689 shares of the Company Common Stock.

     In accordance with the terms of the Fuqua Merger Agreement, each Fuqua stock option was assumed by Graham-Field and was converted into the right to purchase shares of the Company Common Stock. As of the effective date of the Fuqua Merger, there were Fuqua stock options outstanding representing the right to purchase 421,500 shares of Fuqua Common Stock. The equivalent number of shares of the Company Common Stock to be issued, after giving effect to the exercise price of the Fuqua stock options as adjusted for the exchange ratio of 2.1, is approximately 364,319 shares of the Company Common Stock. For purposes of calculating the purchase price, the Company Common Stock was valued at $16.69 per share, which represents the average closing market price of the Company Common Stock for the period three business days immediately prior to and three business days immediately after the announcement on September 8, 1997 of the execution of the Fuqua Merger Agreement.

     The acquisition of Fuqua has been accounted for under the purchase method of accounting and, accordingly, the operating results of Fuqua have been included in the Company's consolidated financial statements from the date of acquisition. The Company allocated $3,300,000 of the purchase price to purchased in-process research and development projects which have not reached technological feasibility and have no probable alternative future uses. The Company expensed the purchased in-process and research and development projects at the date of acquisition. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $134,900,000, which is being amortized on a straight line basis over 30 years. The purchase price allocations have been made on a preliminary basis, subject to adjustment. From the date of acquisition, Fuqua contributed approximately $2,100,000 of revenue for the quarter and year ended December 31, 1997.

     In connection with the Fuqua Merger, the Company acquired the leather operations of Fuqua ("Leather Operations"). It was the Company's intention to dispose of this Leather Operations as soon as reasonably practicable following the consummation of the Fuqua Merger. Accordingly, the net assets of the Leather Operations have been reflected as "Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 1997. The net asset value of the Leather Operations includes the value of the proceeds that were realized from the sale of the Leather Operations. The Company did not record any earnings or losses for the Leather Operations for the period December 30, 1997 to January 27, 1998 (date of disposal).

     On January 27, 1998, Fuqua disposed of the Leather Operations (the "Leather Sale Transaction") through the sale of all of the capital stock of Irving Tanning Company ("ITC"), Hancock Ellsworth Tanners, Inc., Kroy Tanning Company, Incorporated and Seagrave Leather Corporation (collectively, the "Leather Companies"), to the management of ITC pursuant to a (i) Stock Purchase Agreement dated as of January 27, 1998, by and among IT Acquisition Corporation ("ITAC"), the Company and Fuqua, and (ii) Stock Purchase Agreement dated as of January 27, 1998, by and among HEKS Corporation, the Company and Fuqua. The aggregate selling price for the Leather Companies consisted of (i) $60,167,400 in cash,
(ii) an aggregate of 5,000 shares of Series A Preferred Stock of ITAC with a stated value of $4,250,000

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

(which has been valued at $1,539,000), and (iii) the assumption of debt of $2,341,250. In addition, as the holder of the ITAC Preferred Stock, the Company is entitled to appoint one director to the Board of Directors of ITAC.

     On August 28, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Medical Supplies of America, Inc., a Florida corporation ("Medapex"), pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") dated August 28, 1997, by and among the Company, S.E. (Gene) Davis and Vicki Ray (collectively the "Medapex Selling Stockholders"). In accordance with the terms of the Reorganization Agreement, Medapex became a wholly-owned subsidiary of the Company and the Medapex Selling Stockholders received in the aggregate 960,000 shares of Company Common Stock in exchange for all of the issued and outstanding shares of the capital stock of Medapex. Pursuant to a Real Estate Sales Agreement dated as of August 28, 1997 (the "Real Estate Sales Agreement"), by and between the Company and BBD&M, a Georgia Limited Partnership and an affiliate of Medapex, the Company acquired Medapex's principal corporate headquarters and distribution facility in Atlanta, Georgia for a purchase price consisting of (i) $622,335 payable (x) by the issuance of 23,156 shares of the Company Common Stock and (y) in cash in the amount of $311,167, and (ii) the assumption of debt in the amount of $477,664. Each of the Medapex Selling Stockholders entered into a two-year employment agreement and non-competition agreement with the Company. The Medapex transaction was accounted for as a pooling of interests and the Company's historical financial statements have been restated to reflect this transaction.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                             SIX MONTHS        YEAR ENDED DECEMBER 31,
                                           ENDED JUNE 30,    ----------------------------
                                                1997             1996            1995
                                           --------------    ------------    ------------
Net revenues:
  Graham-Field...........................   $109,160,000     $127,245,000    $100,403,000
  Medapex................................     10,006,000       16,397,000      12,011,000
                                            ------------     ------------    ------------
  Combined...............................   $119,166,000     $143,642,000    $112,414,000
                                            ============     ============    ============
Extraordinary loss, net:
  Graham-Field...........................   $         --     $   (736,000)   $         --
  Medapex................................             --               --              --
                                            ------------     ------------    ------------
  Combined...............................   $         --     $   (736,000)   $         --
                                            ============     ============    ============
Net income (loss):
  Graham-Field...........................   $  4,700,000     $(12,951,000)   $    738,000
  Medapex................................        196,000          342,000         309,000
                                            ------------     ------------    ------------
  Combined...............................   $  4,896,000     $(12,609,000)   $  1,047,000
                                            ============     ============    ============

     On August 17, 1997, the Company acquired substantially all of the assets and certain liabilities of Medi-Source, Inc. ("Medi-Source"), a privately-owned distributor of medical supplies, for $4,500,000 in cash. The Company also entered into a five (5) year non-competition agreement with the previous owner in the aggregate amount of $301,000 payable over the five (5) year period. The acquisition was accounted for as a purchase, and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of the purchase price over net assets acquired was approximately $3.7 million.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     On June 25, 1997, the Company acquired all of the capital stock of LaBac Systems, Inc., a Colorado corporation ("LaBac"), in a merger transaction pursuant to an Agreement and Plan of Merger dated June 25, 1997, by and among the Company, LaBac Acquisition Corp., a wholly-owned subsidiary of the Company, LaBac, Gregory A. Peek and Michael L. Peek (collectively, the "LaBac Selling Stockholders"). In connection with the acquisition, LaBac became a wholly-owned subsidiary of the Company, and the LaBac Selling Stockholders received in the aggregate 772,557 shares of Company Common Stock valued at $11.77 per share in exchange for all of the issued and outstanding shares of the capital stock of LaBac. Of this amount, 77,255 of the shares of Company Common Stock were placed in escrow for a period of one (1) year following the effective date of the Merger for payment of indemnity claims to the Company or purchase price adjustments in favor of the Company. The Company also entered into a three (3) year consulting agreement with the LaBac Selling Stockholders and an entity controlled by the LaBac Selling Stockholders, and non-competition agreements with each of the LaBac Selling Stockholders. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over net assets acquired amounted to approximately $7.3 million.

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

     On February 28, 1997, Everest & Jennings Canadian Limited ("Everest & Jennings Canada") a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2.9 million (Canadian Dollars) (approximately $2.15 million). The purchase price was paid by the issuance of 187,733 shares of the Company Common Stock valued at $11.437 per share. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $2.5 million.

     On November 27, 1996, the Company acquired Everest & Jennings pursuant to the terms and provisions of the Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996 and amended as of October 1, 1996 (the "Everest & Jennings Merger Agreement"), by and among the Company, Everest & Jennings, Everest & Jennings Acquisition Corp., a wholly-owned subsidiary of the Company ("E&J Sub"), and BIL (Far East Holdings) Limited, a Hong Kong corporation and the majority stockholder of Everest & Jennings ("BIL"). Under the terms of the Everest & Jennings Merger Agreement, E&J Sub was merged with and into Everest & Jennings with Everest & Jennings continuing as the surviving corporation wholly-owned by the Company (the "Everest & Jennings Merger").

     In the Everest & Jennings Merger, each share of Everest & Jennings' common stock, par value $.10 per share (the "Everest & Jennings Common Stock"), other than shares of Everest & Jennings Common Stock cancelled pursuant to the Everest & Jennings Merger Agreement, was converted into the right to receive .35 shares of the Company Common Stock. The Company Common Stock was valued at $7.64 per share, which represents the average closing market price of the Company Common Stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

Everest & Jennings Merger Agreement. There were 7,207,689 shares of Everest & Jennings Common Stock outstanding on November 27, 1996, which converted into 2,522,691 shares of the Company Common Stock.

     In addition, in connection with, and at the effective time of the Everest & Jennings Merger:

          (i) BIL was issued 1,922,242 shares of the Company Common Stock in consideration of the repayment of indebtedness owing by Everest & Jennings in the amount of $24,989,151 to Hong Kong and Shanghai Banking Corporation Limited, which indebtedness (the "HSBC Indebtedness") was guaranteed by BIL. The proceeds of such stock purchase were contributed by the Company to Everest & Jennings immediately following the Everest & Jennings Merger and used to discharge the HSBC Indebtedness. The Company Common Stock was valued at $7.64 per share, which represents the average closing market price of the Company Common Stock for the period three business days immediately prior to and three business days immediately after the announcement of the execution of the Everest & Jennings Merger Agreement.

          (ii) The Company issued $61 million stated value of the Series B Preferred Stock to BIL in exchange for certain indebtedness of Everest & Jennings owing to BIL and shares of Everest & Jennings preferred stock owned by BIL. The Series B Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the Company Common Stock and the Series C Preferred Stock, is not subject to redemption and is convertible into shares of the Company Common Stock (x) at the option of the holder thereof, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (y) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (z) automatically on the fifth anniversary of the date of issuance at a conversion price of $15.50 per share. Such conversion prices are subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series B Preferred Stock was $28,200,000.

          (iii) BIL was issued $10 million stated value the Series C Preferred Stock, the proceeds of which are available to the Company for general corporate purposes. The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the Company Common Stock and the Series B Preferred Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the Company Common Stock automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments. The fair value ascribed to the Series C Preferred Stock was $3,400,000.

          (iv) Certain indebtedness in the amount of $4 million owing by the Company to BIL was exchanged for an equal amount of unsecured subordinated indebtedness of the Company maturing on April 1, 2001 and bearing interest at the effective rate of 7.7% per annum (the "BIL Note").

     The acquisition of Everest & Jennings has been accounted for under the purchase method of accounting and, accordingly, the operating results of Everest & Jennings have been included in the Company's consolidated financial statements from the date of acquisition. The Company allocated $12,800,000 of the purchase price to purchased in-process research and development projects which have not reached technological feasibility and have no probable alternative future uses. The Company expensed the purchased in-process and research development projects at the date of acquisition. As a result of the acquisition, the Company incurred $3.0 million of merger related expenses, principally for severance payments, the write-off of certain unamortized catalog and software costs with no future value, the accrual of costs to vacate certain of the Company's facilities, and certain insurance policies. The excess of the aggregate purchase price over the estimated fair market value of the net deficiency acquired was approximately $65.5 million, which is being

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES amortized on a straight line basis over 30 years. From the date of acquisition, Everest & Jennings contributed approximately $3,634,000 of revenue for the quarter and year ended December 31, 1996.

     On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products in Puerto Rico, for a purchase price consisting of $1,703,829 in cash, and the issuance of 32,787 shares of the Company Common Stock valued at $7.625 per share representing the closing market price of the Company Common Stock on the last trading day immediately prior to the closing. In addition, the Company assumed certain liabilities of V.C. Medical in the amount of $296,721. The shares of the Company Common Stock were delivered into escrow and will remain in escrow, subject to the resolution of a claim for indemnification asserted by the Company. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $988,000.

     The following summary presents unaudited proforma consolidated results of operations for the years ended December 31, 1997 and 1996 as if the acquisitions described above occurred at the beginning of each of 1997 and 1996. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired. Both the 1997 and 1996 pro forma information includes the write-off of certain purchased in-process research and development costs of $3,300,000 in 1997 and $16,100,000 in 1996 and merger and restructuring related charges of $36,202,000 in 1997 and $39,202,000 in 1996 associated with the strategic restructuring initiatives. The pro forma net loss per common share has been calculated by assuming the payment of a dividend of 1.5% on both the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of $1,065,000 for each of the years ended December 31, 1997 and 1996. Conversion of the preferred stock was not assumed since the result would have been antidilutive.

                                                                   PRO-FORMA
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
Net revenues............................................  $374,189,000    $330,759,000
                                                          ============    ============
Loss before extraordinary item..........................  $(32,630,000)   $(58,769,000)
                                                          ============    ============
Net loss................................................  $(32,630,000)   $(59,505,000)
                                                          ============    ============
Common per share data -- basic and diluted:
Loss before extraordinary item..........................  $      (1.10)   $      (1.99)
                                                          ============    ============
Net loss per common share -- basic and diluted..........  $      (1.10)   $      (2.01)
                                                          ============    ============
Weighted average number of common shares outstanding....    30,525,000      30,105,000
                                                          ============    ============

     On March 4, 1996, the Company sold its Gentle Expressions(R) breast pump product line for $1,000,000 of which $500,000 was paid in cash with the balance paid by the delivery of a secured subordinated promissory note in the aggregate principal amount of $500,000, payable over 48 months with interest at the prime rate plus one percent. The Company recorded a gain of $360,000, which is included in other revenue in the accompanying condensed consolidated statements of operations.

3.  MERGER AND RESTRUCTURING RELATED CHARGES

     In connection with the acquisition of Fuqua on December 30, 1997, the Company adopted a plan to implement certain strategic restructuring initiatives (the "Restructuring Plan") and recorded $26,619,000 of restructuring charges (the "Restructuring Charges"). The Restructuring Plan was initiated to create manufacturing, distribution and operating efficiencies and enhance the Company's position as a low-cost supplier in the healthcare industry. These steps will include a broad range of efforts, including the

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES consolidation of the Company's Temco manufacturing operations in New Jersey into Fuqua's Lumex manufacturing facility in New York and relocation of the Company's corporate headquarters to the Lumex facility. In addition, the Company will be closing several other distribution facilities and consolidating operations in an effort to achieve additional cost savings.

     The Restructuring Charges include exit costs of $16,037,000 related to the elimination of duplicate manufacturing and distribution facilities, severance costs of $650,000 for approximately 100 employees, asset write-downs of $2,200,000 relating to assets to be sold or abandoned, and inventory write-downs of $7,732,000 associated with the elimination of certain non-strategic inventory and product lines (which costs are included in costs of revenue). The Company anticipates recording additional restructuring charges in 1998 as the Company continues the implementation of its Restructuring Plan.

     The Company incurred $4,583,000 of indirect merger charges (the "Merger Charges") related to the Fuqua acquisition and Medapex combination with respect to the write-off of certain unamortized catalog costs with no future value, certain insurance policies, payment of bonuses related to the acquisitions, and various transaction costs. The Company also incurred $3,300,000 of expenses related to the write-off of purchased in-process research and development costs of Fuqua.

     During the fourth quarter of 1996, the Company recorded charges of $15,800,000 related to the acquisition of Everest & Jennings. The charges included $12,800,000 related to the write-off of purchased in-process research and development costs (see Note 2) and $3,000,000 for other merger related charges (see Note 2).

4.  INVENTORIES

     Inventories consist of the following:

                                                           DECEMBER 31
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Raw materials.....................................  $16,553,000    $ 8,423,000
Work-in-process...................................    6,735,000      4,430,000
Finished goods....................................   50,244,000     35,392,000
                                                    -----------    -----------
                                                    $73,532,000    $48,245,000
                                                    ===========    ===========

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                          DECEMBER 31
                                                  ----------------------------
                                                      1997            1996
                                                  ------------    ------------
Land and buildings..............................  $ 17,323,000    $  1,462,000
Equipment.......................................    26,845,000      17,490,000
Furniture and fixtures..........................     2,619,000       1,629,000
Leasehold improvements..........................     2,668,000       2,222,000
Construction in progress........................     1,566,000              --
                                                  ------------    ------------
                                                    51,021,000      22,803,000
Accumulated depreciation and amortization.......   (15,066,000)    (11,539,000)
                                                  ------------    ------------
                                                  $ 35,955,000    $ 11,264,000
                                                  ============    ============

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $2,395,000 (excluding amounts recorded in the restructuring charge), $1,778,000, and $1,704,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

6.  INVESTMENT IN LEVERAGED LEASE

     The Company was the lessor in a leveraged lease agreement entered into in December 1983, pursuant to which helicopters having an estimated economic life of approximately 22 years were leased for a term of 16 years. The Company's equity investment represented 9% of the purchase price, and the remaining 91% was furnished by third-party financing in the form of long-term debt that provided for no recourse against the Company and was secured by a first lien on the property. At the end of the lease term, the equipment was to be returned to the Company. The residual value was estimated to be 57% of the cost. In May 1996, the Company liquidated its investment in the leveraged lease agreement and received cash proceeds of $487,000 which approximated the recorded net investment in the lease at December 31, 1995.

7.  NOTES AND ACCEPTANCES PAYABLE

     The Company is a party to a syndicated three-year senior secured revolving credit facility, as amended (the "Credit Facility"), for up to $100 million of borrowings, including letters of credit and bankers' acceptances, arranged by IBJ Schroder Business Credit Corp. ("IBJ Schroder"), as agent. The Credit Facility terminates on December 10, 1999. Under the terms of the Credit Facility, borrowings bear interest, at the option of the Company, at IBJ Schroder's prime rate (8.50% at December 31, 1997) or 1.625% above LIBOR in 1997 (2.25% above LIBOR effective as of January 1, 1998), or 1.5% above IBJ Schroder's bankers' acceptance rate. The Credit Facility is secured by all of the Company's assets.

     The Credit Facility contains certain customary terms and provisions, including limitations with respect to the prepayment of principal on subordinated debt, including the Company's 9.75% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), the incurrence of additional debt, liens, transactions with affiliates, and certain consolidations, mergers and acquisitions, and sales of assets, dividends and other distributions (other than the payment of dividends to BIL in accordance with the terms of the Series B and Series C Preferred Stock). In addition, the Credit Facility contains certain financial covenants, including a cash flow coverage and leverage ratio, and requires specified levels of earnings before interest and taxes, as well as the requirement that the Company reduce outstanding borrowings with the net cash proceeds of certain asset sales.

     The Company was not in compliance with certain financial covenants contained in the Credit Facility as of December 31, 1997. On April 13, 1998, these covenants were waived effective as of December 31, 1997 by IBJ Schroder and amended for the balance of the term of the Credit Facility.

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

     At December 31, 1997, the Company had aggregate direct borrowings under the Credit Facility of $65,883,000. On January 27, 1998, the Company used the proceeds from the sale of the Leather Operations of

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

$60,167,000 to repay outstanding borrowings under the Credit Facility. The weighted average interest rate on the amounts outstanding as of December 31, 1997 was 8.5%. Open letters of credit at December 31, 1997 were $2,261,000 relating to trade credit and $1,759,000 for other requirements.

     At December 31, 1996, the Company had aggregate direct borrowings of $13,985,000 and acceptances payable of $19,800,000. The weighted average interest rate on the amounts outstanding as of December 31, 1996 was 7.65%. Open letters of credit at December 31, 1996 were $1,568,000 relating to trade credit and $6,000,000 for other requirements.

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                            DECEMBER 31
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
BIL Note(a).........................................  $4,000,000    $4,000,000
Notes payable to International Business Machines
  Corp. ("IBM")(b)..................................     490,000     1,019,000
Capital lease obligations(c)........................   1,715,000     1,344,000
Term loan(d)........................................   1,535,000            --
Other(e)............................................   2,612,000     2,188,000
                                                      ----------    ----------
                                                      10,352,000     8,551,000
     Less current maturities........................   2,619,000     2,016,000
                                                      ----------    ----------
                                                      $7,733,000    $6,535,000
                                                      ==========    ==========

---------------
(a) On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4,000,000, at an effective interest rate of 8.8%. The loan was used to fund the acquisition of V.C. Medical and for general corporate purposes. In connection with the acquisition of Everest & Jennings, the indebtedness owing by the Company to BIL was exchanged for the BIL Note. Under the terms of the BIL Note, the principal amount matures on April 1, 2001 and bears interest at the effective rate of 7.7% per annum and the Company has the right to reduce the principal amount of the BIL Note in the event punitive damages are awarded against the Company or any of its subsidiaries which relate to any existing product liability claims of Everest & Jennings and/or its subsidiaries involving a death prior to September 3, 1996.

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

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

(c) At December 31, 1997, the Company is obligated under certain lease agreements for equipment which have been accounted for as capital leases. Future minimum payments in the aggregate are as follows:

YEAR ENDED DECEMBER 31                               AMOUNT
----------------------                             ----------
1998.............................................  $  698,000
1999.............................................     328,000
2000.............................................     291,000
2001.............................................     245,000
2002.............................................     141,000
Thereafter.......................................     136,000
                                                   ----------
Total............................................   1,839,000
Less amounts representing interest...............     124,000
                                                   ----------
Present value of future minimum lease payments...  $1,715,000
                                                   ==========

    The net book value of assets held under capital lease obligations amounted to $1,364,000 at December 31, 1997.

(d) In connection with the Fuqua Merger, the Company assumed a term loan, which is payable in monthly installments of $9,900, bearing interest at LIBOR + .55% through January 2001.

(e) Other long-term debt consists primarily of a mortgage payable for the Company's Canadian subsidiary in the amount of $788,000 due in monthly installments of $22,906 through November 1998, with a final payment of approximately $570,000 due on November 30, 1998, and bearing interest at prime plus one-half percent. In addition, the Company has a credit facility for its Mexican subsidiary, of which $300,000 was outstanding as of December 31, 1997. Borrowings under the credit facility bear interest at approximately 13%. The Mexican borrowings are secured by the assets of the Mexican subsidiary, and are payable in semi-annual installments of $100,000 through 1999. In connection with the acquisition of Medapex's principal corporate headquarters, the Company assumed debt in the amount of $508,000 with a remaining term of approximately seven (7) years, which is collateralized by the principal headquarters and requires the payment of interest at 72% of the current prime rate (8.5% as of the date which the Company assumed the indebtedness). In connection with the acquisitions of LaBac and Medi-Source, the Company entered into non-competition agreements with certain former shareholders of such companies. The non-competition agreements have a remaining balance due of $679,000 as of December 31, 1997. In addition, the Company assumed certain debt obligations of other acquired companies. Such debt obligations, aggregating $337,000 as of December 31, 1997, bear interest at various rates.

    The scheduled maturities of the long-term debt obligations, excluding the present value of minimum payments on capital lease obligations, are as follows:

YEAR ENDED DECEMBER 31                               AMOUNT
----------------------                             ----------
1998.............................................  $2,002,000
1999.............................................     477,000
2000.............................................     324,000
2001.............................................   4,306,000
2002.............................................     284,000
Thereafter.......................................   1,244,000
                                                   ----------
                                                   $8,637,000
                                                   ==========

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

9.  SENIOR SUBORDINATED NOTES

     On August 4, 1997, the Company issued the Senior Subordinated Notes due 2007 under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). On February 9, 1998, the Company completed its exchange offer to exchange the outstanding Senior Subordinated Notes for an equal amount of new Senior Subordinated Notes which have been registered under the Securities Act. The new Senior Subordinated Notes are identical in all material respects to the previously outstanding Senior Subordinated Notes. The Senior Subordinated Notes bear interest at the rate of 9.75% per annum and mature on August 15, 2007. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness under the Credit Facility arranged by IBJ Schroder, as agent. The Senior Subordinated Notes are guaranteed (the "Subsidiary Guarantees"), jointly and severally, on a senior subordinated basis by all existing and future restricted subsidiaries of the Company (the "Guaranteeing Subsidiaries"). The Subsidiary Guarantees are subordinated in right of payment to all existing and future senior debt of the Guaranteeing Subsidiaries including any guarantees by the Guaranteeing Subsidiaries of the Company's obligations under the Credit Facility.

     The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The subsidiary guarantors are wholly-owned subsidiaries of the Company and comprise all of the direct and indirect subsidiaries of the Company. Accordingly, the Company has not presented separate financial statements and other disclosures concerning each subsidiary guarantor because management has determined that such information is not material to investors.

     The net proceeds from the offering of the Senior Subordinated Notes were used to repay $60.3 million of indebtedness under the Credit Facility and $5 million of indebtedness due to BIL. The balance of the proceeds were used for general corporate purposes, including the funding for acquisitions and the opening of an additional Graham-Field Express facility.

     Beginning on August 15, 2002, the Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at certain redemption prices plus accrued and unpaid interest to the date of redemption. In addition, prior to August 15, 2000, the Company may, at its option, redeem up to 25% of the aggregate principal amount of Senior Subordinated Notes originally issued with the net proceeds from one or more public offerings of Company Common Stock at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest to the date of redemption; provided that at least 75% of the aggregate principal amount of Notes originally issued remain outstanding after giving effect to any such redemption.

     The indenture ("Indenture") governing the Senior Subordinated Notes contains customary covenants including, but not limited to, covenants relating to limitations on the incurrence of additional indebtedness, the creation of liens, restricted payments, the sales of assets, mergers and consolidations, payment restrictions affecting subsidiaries, and transactions with affiliates. In addition, in the event of a change of control of the Company as defined in the Indenture, each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes, in whole or in part, at a purchase price of 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. In addition, the Company will be required in certain circumstances to make an offer to purchase Senior Subordinated Notes at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the date of purchase, with the net cash proceeds of certain assets sales. The Credit Facility prohibits the Company from purchasing the Senior Subordinated Notes without the consent of the lenders.

     In addition, the Indenture prohibits the Company from declaring or paying any dividend or making any distribution or restricted payment as defined in the Indenture (collectively, the "Restricted Payments") (other than dividends or distributions payable in capital stock of the Company), unless, at the time of such payment (i) no default or event of default shall have occurred and be continuing or would occur as a

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES consequence thereof; (ii) the Company would be able to incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio contained in the Indenture; and (iii) such Restricted Payment, together with the aggregate of all Restricted Payments made by the Company after the date of the Indenture is less than the sum of (a) 50% of the consolidated net income of the Company for the period (taken as one accounting period) beginning on April 1, 1997 to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such consolidated net income for such period is a deficit, minus 100% of such deficit), plus (b) 100% of the aggregate net cash proceeds received by the Company from contributions of capital or the issue or sale since the date of the Indenture of capital stock of the Company or of debt securities of the Company that have been converted into capital stock of the Company.

10.  EXTRAORDINARY ITEM

     During December 1996, the Company repaid $20,000,000 of indebtedness under the John Hancock Note and Warrant Agreement with proceeds from the Credit Facility. In connection with the early retirement of the John Hancock indebtedness, the Company incurred charges relating to the "make-whole" payment and the write-off of all unamortized financing costs associated with the John Hancock Note and Warrant Agreement. The charges amounted to $736,000 (net of a tax benefit of $383,000), and are reported as an extraordinary item in the accompanying consolidated statements of operations.

11.  STOCKHOLDERS' EQUITY

  Rights Agreement

     On August 12, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company Common Stock. The dividend was paid on September 17, 1996 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Series A Preferred Stock") at a price of $35.00 per one one-hundredth of a share of Series A Preferred Stock (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of September 3, 1996 (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent").

     Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired (an "Acquiring Person") beneficial ownership of 15% or more of the outstanding shares of capital stock of the Company entitled generally to vote in the election of directors ("Voting Shares") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Company Common Stock certificates outstanding as of the Record Date, by such certificate with a copy of the Summary of Rights which is attached to the Rights Agreement (the "Summary of Rights"). Notwithstanding the foregoing, BIL will not be an Acquiring Person by virtue of its ownership of any Voting Shares acquired in connection with the Company's acquisition of Everest & Jennings or in accordance with the Amended and Restated Stockholder Agreement dated as of September 3, 1996, as amended (the "BIL Stockholder Agreement"), by and among Irwin Selinger, the Company and BIL (the "BIL Voting Shares"), but BIL will become an Acquiring Person if it acquires any Voting Shares other than BIL Voting Shares or shares distributed generally to the holders of any series or class of capital stock of the Company. "BIL Voting Shares" is defined in the Rights Agreement as (i) any Voting Shares owned by BIL which were acquired by

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

BIL in connection with the Company's acquisition of Everest & Jennings or in accordance with the BIL Stockholder Agreement, and (ii) any shares of the Company Common Stock issued by the Company to BIL upon conversion of or as a dividend on the shares referred to in clause (i) above.

     The Rights Agreement provides that, until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Company Common Stock. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Company Common Stock certificates issued after the Record Date upon transfer or new issuance of the Company Common Stock will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for the Company Common Stock outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Company Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Company Common Stock as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on September 3, 2006 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

     The Purchase Price payable, and the number of shares of Series A Preferred Stock or other securities issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Series A Preferred Stock (ii) upon the grant to holders of Series A Preferred Stock of certain rights or warrants to subscribe for or purchase Series A Preferred Stock at a price, or a securities convertible into Series A Preferred Stock with a conversion price, less than the then-current market price of Series A Preferred Stock or (iii) upon the distribution to holders of Series A Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in shares of Series A Preferred Stock) or of subscription rights or warrants (other than those referred to above).

     The number of outstanding Rights and the number of one one-hundredths of a share of Series A Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Company Common Stock or a stock dividend on the Company Common Stock payable in shares of the Company Common Stock, subdivisions, consolidations or combinations of the Company Common Stock occurring, in any such case, prior to the Distribution Date.

     Shares of Series A Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per share of the Company Common Stock. In the event of liquidation of the Company, the holders of the Series A Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per share of the Company Common Stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the Company Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of the Company Common Stock are exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of the Company Common Stock. These rights are protected by customary antidilution provisions.

     Because of the nature of the Series A Preferred Stock's dividend, liquidation and voting rights, the value of the one one-hundredth interest in a share of Series A Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of the Company Common Stock.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earnings power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the Purchase Price.

     In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the Rights Agreement provides that proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive (subject to adjustment) upon exercise that number of shares of the Company Common Stock having a market value of two times the Purchase Price. At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of the Company Common Stock the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group, which will have become void), in whole or in part, at an exchange ratio of one share of the Company Common Stock, or one one-hundredth of a share of Series A Preferred Stock (or of a share of a class or series of Company Preferred Stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

     The Rights Agreement provides that none of the directors or officers of Company shall be deemed to beneficially own any Voting Shares owned by any other director or officer solely by virtue of such persons acting in their capacities as such, including in connection with the formulation and publication of the recommendation of the position of the Board of Directors of the Company, and actions taken in furtherance thereof, with respect to an acquisition proposal relating to Company or a tender or exchange offer for the Company Common Stock.

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares of Series A Preferred Stock will be issued (other than fractions which are integral multiples of one one-hundredth of a share of Series A Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts) and in lieu thereof, any adjustment in cash will be made based on the market price of the Series A Preferred Stock on the last trading day prior to the date of exercise.

     At any time prior to a person or group becoming an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time on such basis with such conditions as the Board of Directors of the Company in its sole discretion may establish. Immediately upon any redemption of the rights in accordance with this paragraph, the right to exercise the Rights will terminate and the only right of the holder of the Rights will be to receive the Redemption Price.

     The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, including an amendment to (a) lower certain thresholds described above to not less than the greater of
(i) any percentage greater than the largest percentage of the outstanding Voting Shares then known to the Company to be beneficially owned by any person or group of affiliated or associated persons and (ii) 10%, (b) fix a Final Expiration Date later than September 3, 2006, (c) reduce the Redemption Price or (d) increase the Purchase Price, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights (other than the Acquiring Person and its affiliates and associates).

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     As long as the Rights are attached to the Company Common Stock, the Company will issue one Right with each new share of the Company Common Stock so that all such shares will have Rights attached. The Board of Directors of the Company has reserved for issuance upon exercise of the Rights 300,000 shares of Series A Preferred Stock.

  Stock Transactions

     On December 30, 1997, the Company acquired Fuqua (see Note 2), in consideration of the issuance of 9,413,689 shares of the Company Common Stock (excluding shares of Company Common Stock to be issued in connection with Fuqua stock options assumed by the Company).

     On June 25, 1997, the Company acquired the capital stock of LaBac (see Note
2), in consideration of the issuance of 772,557 shares of the Company Common Stock.

     On March 7, 1997, Everest & Jennings, a wholly-owned subsidiary of the Company, acquired Kuschall (see Note 2), in consideration of the issuance of 116,154 shares of the Company Common Stock.

     On February 28, 1997, Everest & Jennings Canada, a wholly-owned subsidiary of the Company, acquired Motion 2000, Inc. and Motion 2000 Quebec, Inc. (see
Note 2), in consideration of the issuance of the 187,733 shares of the Company Common Stock.

     On November 27, 1996, in connection with the acquisition of Everest & Jennings (see Note 2), the Company issued an aggregate of 4,444,933 shares of the Company Common Stock, and $61 million stated value of Series B Preferred Stock and $10 million stated value of Series C Preferred Stock to BIL. The Series B Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the Company Common Stock of the Company and the Series C Preferred Stock, is not subject to redemption and is convertible into shares of the Company Common Stock (x) at the option of the holder thereof, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (y) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (z) automatically on the fifth anniversary of the date of issuance at a conversion price of $15.50 per share. Such conversion prices are subject to customary antidilution adjustments.

     The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly, votes on an as-converted basis as a single class with the Company Common Stock and the Series B Preferred Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the Company Common Stock automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments.

     On November 27, 1996, the Company amended its certificate of incorporation to provide for, among other things, an increase in the number of authorized shares of common stock from 40,000,000 to 60,000,000 shares.

     On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical, in consideration of $1,703,829 in cash and the issuance of 32,787 shares of the Company Common Stock.

     In September 1995, the Company completed an offshore private placement of 1,071,655 shares of the Company Common Stock with various European institutional investors. The net proceeds of $3,471,000 realized from the offering were used for general corporate purposes.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     In connection with the John Hancock Note and Warrant Agreement, the Company issued warrants to John Hancock to purchase 345,336 shares of the Company Common Stock at exercise prices ranging from $5.17 to $5.42. The warrants expire in February 2000.

  Stock Options

     Under the Company's stock option program (the "Incentive Program"), the Company is authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock grants and restored options. Incentive stock options may be granted at not less than 100% of the fair market value of the Company Common Stock at the date of grant. Stock options outstanding under the Incentive Program generally vest and are exercisable at a rate of 50% per annum. Effective as of December 21, 1995, directors' options to purchase 10,000 shares of the common stock of the Company are granted to eligible directors each January 2, at an exercise price equal to the fair market value of the common stock at the date of grant. Directors' options are exercisable one-third each year for three years, and have a term of ten years. Incentive and non-qualified stock options expire five years from the date of grant.

     In 1996, the plan was amended to increase the maximum number of shares available from 2,100,000 to 3,000,000. On December 30, 1997, the plan was further amended to increase the maximum number of shares available from 3,000,000 to 4,500,000.

     During 1997, 1996 and 1995, officers of the Company surrendered 134,870, 45,517 and 14,518 shares, respectively, of the Company Common Stock with a fair market value of $1,617,000, $165,000 and $50,000, respectively, in satisfaction of the exercise price of stock options to purchase 306,669, 50,000 and 25,000 shares, respectively, of the Company Common Stock. The shares received in satisfaction of the exercise price of stock options were recorded as treasury stock and were retired on a quarterly basis as authorized by the Board of Directors. Accordingly, all such shares have been restored as authorized and unissued shares of the Company Common Stock.

     The Company has elected to comply with APB Opinion No. 25, and related interpretations in accounting for its employee stock options because the alternate fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models which were not developed for use in valuing employee stock options. Under APB Opinion No. 25, no compensation expense is recognized in connection with the grant of stock options under the Incentive Program.

     In accordance with SFAS No. 123, pro forma information regarding net (loss) income and (loss) income per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.375% for 1997 and 6.5% for 1996 and 1995; no dividend yields on the Common Stock, volatility factors of the expected market price of the Company's Common Stock of .46, .41 and .42; and a weighted-average expected life of the option is approximately 3 years.

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

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:

                                                  1997            1996          1995
                                              ------------    ------------    --------
Pro forma net (loss) income.................  $(24,448,000)   $(13,098,000)   $953,000
                                              ============    ============    ========
Pro forma net (loss) income per share basic
  and diluted...............................  $      (1.24)   $       (.85)   $    .07
                                              ============    ============    ========

     Information with respect to options during the years ended December 31, 1997, 1996 and 1995 under SFAS No. 123 is as follows:

                                     1997                          1996                          1995
                          ---------------------------   ---------------------------   --------------------------
                                          WEIGHTED                      WEIGHTED                     WEIGHTED
                                          AVERAGE                       AVERAGE                      AVERAGE
                           OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                          ----------   --------------   ----------   --------------   ---------   --------------
Options outstanding --
  beginning of year.....   1,643,175       $ 5.77          912,645       $ 5.49         818,379       $ 6.10
Options granted:
  Incentive options.....     240,483        12.25          699,121         6.45         257,432         3.47
  Directors' options....      90,000         9.33           90,000         3.25          91,852         3.65
  Non-qualified
     options............     185,453        11.96           91,764         6.02              --           --
Fuqua stock options.....     885,150         9.69               --           --              --           --
Options exercised.......    (527,975)       (5.36)        (103,255)       (3.83)        (86,500)       (2.58)
Options cancelled and
  expired...............     (42,204)       (8.38)         (47,100)       (4.87)       (168,518)       (5.79)
                          ----------       ------       ----------       ------       ---------       ------
Options outstanding --
  end of year...........   2,474,082       $ 8.44        1,643,175       $ 5.77         912,645       $ 5.49
                          ==========       ======       ==========       ======       =========       ======
Options exercisable at
  end of year...........   1,594,142       $ 7.91          582,244       $ 5.45         483,929       $ 4.95
                          ==========       ======       ==========       ======       =========       ======
Weighted average fair
  value of options
  granted during the
  year..................  $     4.22                    $     2.10                    $    1.20
                          ==========                    ==========                    =========

     In accordance with the terms of the Fuqua Merger Agreement, each Fuqua stock option was assumed by Graham-Field and was converted into the right to purchase shares of the Company Common Stock. As of the effective date of the Fuqua Merger, there were Fuqua stock options outstanding representing the right to purchase 421,500 shares of Fuqua Common Stock. The equivalent number of shares of the Company Common Stock to be issued, after giving effect to the exercise price of the Fuqua stock options, has been adjusted for the exchange ratio of 2.1, in accordance with the terms of the Fuqua Merger Agreement.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     Exercise prices for stock options outstanding and for options exercisable as of December 31, 1997 were as follows:

             NUMBER OF
NUMBER OF     OPTIONS     RANGE OF EXERCISE
 OPTIONS    EXERCISABLE        PRICES
---------   -----------   -----------------
   15,000       15,000     $ 2.00 - $ 2.99
  296,718      245,604       3.00 -   3.99
   82,550       64,050       4.00 -   4.99
   74,044       74,044       5.00 -   5.99
   12,750        6,375       6.00 -   6.99
  502,715      257,322       7.00 -   7.99
  188,194       46,597       8.00 -   8.99
  885,150      885,150       9.00 -   9.99
   99,512           --      10.00 -  10.99
   56,000           --      11.00 -  11.99
  195,250           --      12.00 -  12.99
   20,000           --      13.00 -  13.99
   23,500           --      14.00 -  14.99
   22,699           --      15.00 -  15.99
---------    ---------
2,474,082    1,594,142
=========    =========

     The weighted average remaining contractual life of the above-described stock options is 3 years.

     Shares of common stock reserved for future issuance as of December 31, 1997 are as follows:

                                                              NUMBER OF
                                                               SHARES
                                                              ---------
Stock options...............................................  3,212,188
Warrants issued to John Hancock.............................    345,336
Series B Preferred Stock....................................  3,935,483
Series C Preferred Stock....................................    500,000
                                                              ---------
                                                              7,993,007
                                                              =========

     The exercise of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in Federal and state income tax benefits to the Company equal to the difference between the market price at the date of exercise or sale of stock and the exercise price of the option. Accordingly, during 1997, 1996 and 1995, approximately $520,000, $38,000, and $38,000, respectively, was credited to additional paid in capital.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

12.  INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows:

                                                    1997           1996         1995
                                                ------------    ----------    --------
Current:
  Federal.....................................  $  1,953,000    $  328,000    $129,000
  State and local.............................       591,000        86,000      71,000
  Foreign.....................................     1,073,000         9,000          --
                                                ------------    ----------    --------
                                                   3,617,000       423,000     200,000
Deferred Federal and state....................   (10,952,000)    2,495,000     494,000
                                                ------------    ----------    --------
                                                $ (7,335,000)   $2,918,000    $694,000
                                                ============    ==========    ========

     Pre-tax (loss) income consists of the amounts earned in the United States versus Foreign locations as follows:

                                                  1997           1996           1995
                                              ------------    -----------    ----------
United States...............................  $(33,029,000)   $(8,965,000)   $1,741,000
Foreign.....................................     2,801,000         10,000            --
                                              ------------    -----------    ----------
Total.......................................  $(30,228,000)   $(8,955,000)   $1,741,000
                                              ============    ===========    ==========

     The following is a reconciliation of income tax computed at the Federal statutory rate to the provision for taxes:

                                           1997                     1996                    1995
                                  ----------------------    ---------------------    ------------------
                                     AMOUNT      PERCENT      AMOUNT      PERCENT     AMOUNT    PERCENT
                                  ------------   -------    -----------   -------    --------   -------
Tax expense (benefit) computed
  at statutory rate.............  $(10,278,000)    (34)%    $(3,045,000)    (34)%    $592,000      34%
Expenses not deductible for
  income tax purposes:
Amortization of excess of cost
  over net assets acquired......     1,015,000       3%         276,000       3%      286,000      16%
In-process R&D costs............     1,122,000       4%       4,352,000      49%           --      --
Other...........................       459,000       2%          32,000      --         7,000       1%
Write-off of merger and
  restructuring charges.........     1,835,000       6%              --      --            --      --
State tax expense (benefit), net
  of Federal benefit............    (1,488,000)     (5)%        303,000       3%      121,000       7%
Previously unrecognized State
  tax benefits..................            --      --               --      --      (312,000)    (18)%
Valuation allowance on deferred
  tax assets....................            --      --        1,000,000      11%           --      --
                                  ------------     ---      -----------     ---      --------     ---
                                  $ (7,335,000)    (24)%    $ 2,918,000      32%     $694,000      40%
                                  ============     ===      ===========     ===      ========     ===

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                              1997            1996
                                                          ------------    ------------
Deferred Tax Assets:
  Net operating loss carryforwards......................  $  7,769,000    $  7,893,000
  Tax credits...........................................       890,000         890,000
  Accounts receivable allowances........................     4,412,000       2,600,000
  Inventory related.....................................     5,387,000       2,575,000
  Deferred rent.........................................       349,000         382,000
  Merger and restructuring related charges..............     8,061,000              --
  Other reserves and accrued items......................     5,286,000       4,765,000
                                                          ------------    ------------
                                                            32,154,000      19,105,000
  Valuation allowance for deferred assets...............   (14,505,000)    (15,549,000)
                                                          ------------    ------------
          Total deferred tax assets.....................    17,649,000       3,556,000
                                                          ------------    ------------
Deferred Tax Liabilities:
  Tax in excess of book depreciation....................     2,148,000       1,696,000
  Prepaid expenses......................................       940,000         254,000
  Amortization of intangibles...........................       822,000         668,000
                                                          ------------    ------------
          Total deferred tax liabilities................     3,910,000       2,618,000
                                                          ------------    ------------
          Net deferred tax assets.......................  $ 13,739,000    $    938,000
                                                          ============    ============

     At December 31, 1997, the Company had aggregate net operating loss carryforwards of approximately $25,726,000 for income tax purposes which expire in 2011, which were acquired primarily in connection with the Everest & Jennings acquisition and are limited as to use in any particular year. In addition, at December 31, 1997, the Company had approximately $890,000 of investment, research and development, jobs tax and AMT credits, for income tax purposes which expire primarily in 1999, and which includes alternative minimum tax credits of $500,000 which have no expiration date.

     For financial reporting purposes, due to prior years' losses of Everest & Jennings, and SRLY limitations, a full valuation allowance of approximately $13,338,000 has been recorded against the Everest & Jennings net operating losses and other deferred tax assets. When realized, the tax benefit for those items will be recorded as a reduction of the excess of cost over net assets acquired. In addition, at December 31, 1997, the Company has a valuation allowance of approximately $1,167,000 against a portion of its remaining net deferred tax asset as a result of recent acquisitions. The amount of the remaining deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

13.  EMPLOYEE BENEFIT PLANS

     The Company has a non-contributory defined benefit pension plan covering employees of Everest & Jennings and two non-contributory defined benefit pension plans for the non-bargaining unit salaried employees ("Salaried Plan") and employees subject to collective bargaining agreements ("Hourly Plan") at its Smith & Davis subsidiary. Effective May 1, 1991, benefits accruing under the Everest & Jennings pension plan were frozen. During 1991, Everest & Jennings froze the Hourly Plan and purchased participating annuity contracts to provide for accumulated and projected benefit obligations. In addition, Everest & Jennings froze the Salaried Plan effective as of January 1, 1993.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     The following table sets forth the status of these plans and the amounts recognized in the Company's consolidated financial statements as of December 31, 1997 and 1996.

                                                               1997           1996
                                                            -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefit obligation...............................  $18,404,000    $17,567,000
                                                            ===========    ===========
  Accumulated benefit obligation..........................  $18,404,000    $17,567,000
                                                            ===========    ===========
Projected benefit obligation for services rendered to
  date....................................................  $18,404,000    $17,567,000
Plan assets at fair value, primarily listed stocks, bonds,
  investment funds and annuity contracts..................   16,817,000     14,746,000
                                                            -----------    -----------
Projected benefit obligation in excess of plan assets.....    1,587,000      2,821,000
Unrecognized loss.........................................      (63,000)            --
                                                            -----------    -----------
Pension liability (current portion of $1,264,000 and
  $1,069,000).............................................  $ 1,524,000    $ 2,821,000
                                                            ===========    ===========

     The following assumptions were used to determine the projected benefit obligations and plan assets:

                                                                              SMITH & DAVIS
                                                       EVEREST &      -----------------------------
                                                        JENNINGS      SALARIED PLAN     HOURLY PLAN
                                                      ------------    --------------    -----------
                                                      1997    1996    1997     1996     1997 & 1996
                                                      ----    ----    -----    -----    -----------
Weighted-average discount rate......................  7.0%    7.5%     7.0%     7.5%        7.5%
Expected long-term rate of return on assets.........  9.0%    9.0%     9.0%     9.0%        9.0%

     As all participants are inactive and the plans are frozen, no compensation increases were assumed.

     The Company also sponsors five 401(k) Savings and Investment Plans. A separate and distinct individual plan covers all full-time employees of Everest & Jennings, Medapex, LaBac, and Fuqua and an additional plan covers the remaining employees of the Company. The Company does not contribute to its plan and the Everest & Jennings plan. The Medapex plan matches 25% of an employee's contribution up to a maximum contribution of 6% of an employee's salary, the LaBac plan matches 25% of an employee's contribution up to a maximum contribution of 15% of an employee's salary, and the Fuqua plan matches 50% of an employee's contribution up to a maximum contribution of 4% of an employee's salary. Amounts expensed for the Medapex, LaBac and Fuqua plans for the fiscal years 1997, 1996 and 1995 were immaterial.

14.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1997 and 1996, for which it is practicable to estimate that value:

     Cash and cash equivalents: The carrying amounts reported in the accompanying balance sheets approximate fair value.

     Credit facility and acceptances payable: The carrying amounts of the Company's borrowings under its Credit Facility approximate their fair value.

     Long-term debt and Senior Subordinated Notes: The fair values of the Company's long-term debt and Senior Subordinated Notes are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1997 and 1996, the carrying amount reported approximates fair value.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

15.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     The Company is a party to a number of noncancellable lease agreements for warehouse space, office space and machinery and equipment rental. As of December 31, 1997, the agreements extend for various periods ranging from 1 to 11 years and certain leases contain renewal options. Certain leases provide for payment of real estate taxes and include escalation clauses.

     For those leases which have escalation clauses, the Company has recorded rent expense on a straight-line basis. At December 31, 1997 and 1996, $132,000 and $933,000, respectively, of rent expense was accrued in excess of rental payments made by the Company.

     As of December 31, 1997, minimal annual rental payments under all noncancellable operating leases are as follows:

            YEAR ENDED DECEMBER 31:
            -----------------------
1998............................................    6,699,000
1999............................................    6,287,000
2000............................................    5,142,000
2001............................................    4,492,000
2002............................................    3,338,000
Thereafter......................................   11,349,000
                                                  -----------
                                                  $37,307,000
                                                  ===========

     Rent expense for the years ended December 31, 1997, 1996 and 1995 approximated $3,896,000, $2,805,000 and $2,400,000, respectively.

  LEGAL PROCEEDINGS

     Following the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the Company and certain of its directors and officers were named as defendants in at least six putative class action lawsuits filed in the United States District Court for the Eastern District of New York on behalf of all purchasers of common stock of the Company (including former Fuqua shareholders who received shares of the Company Common Stock when the Company acquired Fuqua in December 1997) during various periods within the time period May 1997 to March 1998. The complaints assert claims against the Company and the other defendants for violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the Company's business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company Common Stock was artificially inflated during the putative class periods. Several of the complaints focus on statements made concerning the Company's integration of its various recent acquisitions. The plaintiffs seek unspecified compensatory damages costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative classes. The Company believes that it has complied with all of its obligations under the federal securities laws, considers the plaintiffs' allegations to be without merit and intends to defend these suits vigorously.

     On March 27, 1998, agents of the U.S. Customs Service and the Food and Drug Administration arrived at the Company's principal headquarters and one other Company location and retrieved several documents pursuant to search warrants. The Company has subsequently been advised by an Assistant United States

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

Attorney for the Southern District of Florida that the Company is a target of an ongoing grand jury investigation involving alleged fraud by one or more of the Company's suppliers relating to the unauthorized diversion of medical products intended for sale outside of the United States into United States markets. The Company has also been advised that similar search warrants were obtained with respect to approximately 14 other participants in the distribution of medical products. The Company is presently investigating these matters. The Company does not know when the grand jury investigation will conclude or what action, if any, may be taken by the government against the Company or any of its employees, so it cannot yet assess the impact of this investigation on the Company. The Company intends to cooperate fully with the government in its investigation.

     ENVIRONMENTAL CONTINGENCY: In March 1994, the Suffolk County Authorities initiated an investigation to determine whether regulated substances had been discharged in excess of permitted levels from Fuqua's Lumex division (the "Lumex Division") located in Bayshore, New York. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminants present on the site and to evaluate their potential off-site extent.

     In connection with Fuqua's April 1996 acquisition of the Lumex Division, Fuqua assumed the obligations associated with this environmental matter. In late 1996, Fuqua conducted surficial soil remediation at the Bayshore facilities and reported the results to the Suffolk County Authorities in March 1997. A ground water work plan was submitted concurrently with the soil remediation report and Fuqua is waiting for the necessary approvals from the Suffolk County Authorities before proceeding with execution of the ground water work plan. Management is not currently able to determine when any required remediation and monitoring efforts with respect to the ground water contamination will be completed. In May 1997, the Suffolk County Authorities approved the soil remediation conducted by Fuqua and provided comments on the ground water work plan.

     In November 1997, the Lumex Division received the results of additional ground water testing that had been performed in August and September 1997. The results revealed significantly lower concentrations of contaminants than were known at the time the "Ground Water Work Plan" was prepared in March 1997. In January 1998, additional confirmatory samples were taken, including two additional wells, but the results of this sampling have not yet been received from the laboratory. Management is not currently able to determine whether or when additional remediation or monitoring efforts will be required.

     At December 30, 1997, the Lumex Division had reserves for remediation costs and additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division has not assumed that any such costs would be recoverable from third parties nor has the Lumex Division discounted any of its estimated costs, although a portion of the remediation work plan will be performed over a period of years.

     The amounts of environmental liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed.

     DISPUTE WITH CYBEX: On April 3, 1996, Fuqua acquired the Lumex Division from Cybex International, Inc. (formerly, Lumex, Inc.). The purchase price for the Lumex Division was $40.7 million, subject to a final purchase price adjustment in the asset sale agreement. The final purchase price adjustment was disputed and,

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES pursuant to the asset sale agreement, was to be resolved through arbitration. On April 18, 1997, the seller obtained an interim stay of the arbitration proceedings pending a hearing on May 9, 1997. On May 9, 1997 the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the seller to proceed to arbitration. On June 10, 1997, the seller filed a motion for a stay of arbitration pending the hearing and determination of the seller's appeal with the Appellate Division of the New York County Supreme Court. On June 24, 1997, the Appellate Division denied the seller's motion to stay the arbitration proceedings pending appeal. Accordingly, Fuqua and the seller continued the arbitration proceedings. The Appellate Division subsequently affirmed the Supreme Court's denial of the stay, and seller's motion for reconsideration has been denied. On February 13, 1998, the arbitrator accepted $3,179,685 in claims by Fuqua, with interest of $350,690, yielding a net award to Fuqua of $2,384,606.

     In March 1997, Fuqua gave notice to the seller to preserve Fuqua's indemnification rights provided in the asset sale agreement.

     In February 1998, Fuqua filed in the State Court of Fulton County a lawsuit against the seller and certain former officers and it states claims for fraud, breach of warranty, negligent misrepresentation, Georgia RICO, and attorney's fees. Defendants filed an answer and counterclaim on April 7, 1998, denying liability and asserting fifteen defenses. Defendant Cybex has asserted four counterclaims, seeking $1,284,288 in damages, plus attorneys' fees and costs. Fuqua believes that the counterclaims lack merit for several reasons, including, among others, that the punitive claim for $1,284,288, was decided adversely to Cybex in the arbitration.

  GENERAL

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

  COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to six (6) collective bargaining agreements covering approximately 822 employees. The collective bargaining agreements are scheduled to expire at various dates from October 19, 1998 through October 18, 2000.

16.  OTHER MATTERS

     During 1997, the Company loaned an officer $2.5 million bearing interest at the Company's borrowing rate, as adjusted from time to time. The loan is due on December 3, 2004 and is collateralized by shares of the Company Common Stock and is included in other assets on the balance sheet.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

17.  QUARTERLY DATA (UNAUDITED)

                                                              FOR THE QUARTER ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997:
Net revenues:
  Medical equipment and supplies..............  $56,191     $62,579      $70,745        $ 72,466
  Interest and other income...................      144         252          363             403
                                                -------     -------      -------        --------
                                                 56,335      62,831       71,108          72,869
Costs and expenses:
  Cost of revenues............................   38,438      42,503       47,159          60,595
  Selling, general and administrative.........   13,193      14,765       16,018          26,670
  Interest expense............................      994       1,169        2,394           2,703
  Purchased in-process research & development
     costs....................................       --          --           --           3,300
  Merger and restructuring related charges....       --          --           --          23,470
                                                -------     -------      -------        --------
                                                 52,625      58,437       65,571         116,738
                                                -------     -------      -------        --------
Income (loss) before income taxes (benefit)...    3,710       4,394        5,537         (43,869)
Income taxes (benefit)........................    1,527       1,681        2,187         (12,730)
                                                -------     -------      -------        --------
Net income (loss).............................  $ 2,183     $ 2,713      $ 3,350        $(31,139)
                                                =======     =======      =======        ========
Net income (loss) per common share:
Net income (loss).............................  $ 2,183     $ 2,713      $ 3,350        $(31,139)
Preferred stock dividends.....................       --(a)       --(a)        --(a)          266
                                                -------     -------      -------        --------
Net income (loss) available to common
  shareholders................................    2,183       2,713        3,350         (31,405)
                                                =======     =======      =======        ========
Common shares outstanding -- basic............   19,763      20,204       21,078          21,296
                                                -------     -------      -------        --------
Convertible preferred stock...................    4,435       4,435        4,435              --(b)
Incremental shares using treasury stock
  method......................................      966         849        1,227              --(b)
                                                -------     -------      -------        --------
Common shares outstanding -- diluted..........   25,164      25,488       26,740          21,296
                                                =======     =======      =======        ========
Basic earnings per share......................  $   .11     $   .13      $   .16        $  (1.47)
Diluted earnings per share....................  $   .09     $   .11      $   .13        $  (1.47)(b)

---------------
(a) Assumes conversion of the preferred stock and elimination of any dividends relation to such preferred stock.

(b) No incremental shares related to conversion of the preferred stock and options are included due to the loss in the fourth quarter.

(c) The March 31 and June 30 quarters have been restated to reflect the Medapex transaction recorded as a pooling of interests.

(d) The fourth quarter 1997 loss before income taxes includes merger related, restructuring and other charges totaling $36.2 million (see Note 3).

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                              FOR THE QUARTER ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996:
Net revenues:
  Medical equipment and supplies..............  $30,806     $33,432      $36,436        $ 42,409
  Interest and other income...................      432          74           31              22
                                                -------     -------      -------        --------
                                                 31,238      33,506       36,467          42,431
Costs and expenses:
  Cost of revenues............................   21,429      22,832       24,942          30,438
  Selling, general and administrative.........    8,189       8,468        9,021           8,900
  Interest expense............................      610         680          672             616
  Purchased in-process research & development
     costs....................................       --          --           --          12,800
  Merger and restructuring related charges....       --          --           --           3,000
                                                -------     -------      -------        --------
                                                 30,228      31,980       34,635          55,754
                                                -------     -------      -------        --------
Income (loss) before income taxes and
  extraordinary item..........................    1,010       1,526        1,832         (13,323)
Income taxes..................................      449         683          811             975
                                                -------     -------      -------        --------
Income (loss) before extraordinary item.......      561         843        1,021         (14,298)
Extraordinary loss on early retirement of debt
  (net of tax benefit of $383)................       --          --           --            (736)
                                                -------     -------      -------        --------
NET INCOME (LOSS).............................  $   561     $   843      $ 1,021        $(15,034)
                                                =======     =======      =======        ========
Net income (loss) per common share:
Common shares outstanding -- basic............   15,090      15,090       15,171          16,840
Incremental shares using treasury stock
  method......................................       75         440          503              --(a)
                                                -------     -------      -------        --------
Common shares outstanding -- diluted..........   15,165      15,530       15,674          16,840
                                                =======     =======      =======        ========
Basic earnings per share:
  Before extraordinary item...................  $   .04     $   .06      $   .07        $   (.85)
  Extraordinary item..........................       --          --           --            (.04)
                                                -------     -------      -------        --------
                                                $   .04     $   .06      $   .07        $   (.89)
                                                =======     =======      =======        ========
Diluted earnings per share:
  Before extraordinary item...................  $   .04     $   .05      $   .07        $   (.85)
  Extraordinary item..........................       --          --           --            (.04)
                                                -------     -------      -------        --------
                                                $   .04     $   .05      $   .07        $   (.89)
                                                =======     =======      =======        ========

---------------
(a) No incremental shares related to conversion of the preferred stock and options are included due to the loss in the fourth quarter.

(b) The March 31 and June 30 quarters have been restated to reflect the Medapex transaction recorded as a pooling of interests.

(c) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128, Earnings per Share.

(d) During the fourth quarter of 1996, the Company recorded charges of $15.8 million related to the acquisition of Everest & Jennings (see Note 3). The extraordinary item of $736,000 (net of tax benefit of $383,000) relates to the early retirement of the indebtedness underlying the John Hancock Note and Warrant Agreement.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

            COL. A                COL. B                      COL. C                         COL. D           COL. E
------------------------------  -----------   ---------------------------------------   ----------------    -----------
                                                             ADDITIONS
                                              ---------------------------------------
                                                     1
                                BALANCE AT       ADDITIONS                2             OTHER CHANGES --    BALANCE AT
                                 BEGINNING    CHARGED TO COSTS     CHARGED TO OTHER     ADD (DEDUCT) --       END OF
         DESCRIPTION             OF PERIOD      AND EXPENSES     ACCOUNTS -- DESCRIBE       DESCRIBE          PERIOD
         -----------            -----------   ----------------   --------------------   ----------------    -----------
Allowance for doubtful
  accounts:
Year ended December 31,
  1997........................  $ 7,243,000      $6,749,000          $ 1,253,000(4)       $(2,046,000)(1)   $13,199,000
Year ended December 31,
  1996........................    1,811,000         606,000            5,077,000(2)          (251,000)(1)     7,243,000
Year ended December 31,
  1995........................    1,987,000         451,000               10,000(2)          (637,000)(1)     1,811,000
Valuation allowance for net
  deferred tax assets:
Year ended December 31,
  1997........................  $15,549,000      $       --          $        --          $(1,044,000)(3)   $14,505,000
Year ended December 31,
  1996........................       55,000       1,000,000           14,494,000(2)                --        15,549,000
Year ended December 31,
  1995........................       55,000              --                   --                   --            55,000

---------------
(1) Net write-offs of accounts receivable.

(2) Represents an allocation of the purchase price of the Everest & Jennings and V.C. Medical acquisitions.

(3) Utilization of deferred tax assets previously reserved for, related to the use of an acquired net operating loss carryforward.

(4) Represents accounts receivable allowances of Kuschall and Fuqua acquired during 1997.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are elected by, and serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the present executive officers of the Company:

                                                POSITION(S) WITH                     YEAR BECAME
          NAME            AGE                       COMPANY                       EXECUTIVE OFFICER
          ----            ---                   ----------------                  -----------------
Irwin Selinger..........  56    Chairman of the Board and Chief Executive               1981
                                Officer
Andrew A. Giordano......  65    President and Chief Operating Officer                   1998
Paul Bellamy............  49    Vice President -- Finance and Chief Financial           1998
                                Officer
Richard S. Kolodny......  39    Vice President, General Counsel, and Secretary          1993
Peter Winocur...........  41    Executive Vice President of Sales and Marketing         1996
Jeffrey Schwartz........  36    Corporate Vice President, Graham-Field Express          1997
Ralph Liguori...........  51    Executive Vice President of Operations                  1995
Beatrice Scherer........  58    Vice President -- Administration                        1981
Donald J. Cantwell......  47    Vice President of Information Systems                   1997

     Mr. Selinger, a founder and principal stockholder of the Company, has been the Chairman of the Board and Chief Executive Officer of the Company since April 1981. Mr. Selinger was a founder and the Chief Executive Officer of Surgicot, Inc., a manufacturer of sterilization indicators, and its predecessor from 1968 to April 1980. In 1979, Surgicot, Inc. was acquired by E.R. Squibb & Sons, Inc., a subsidiary of Squibb Corporation. From April 1980 to June 1984, Mr. Selinger was a consultant to E.R. Squibb & Sons, Inc.

     Mr. Giordano has been the President and Chief Operating Officer of the Company since February 2, 1998, and a director of the Company since 1994. Prior to such time, Mr. Giordano was a Principal of The Giordano Group, Limited, a diversified consulting firm, since its founding in February 1993. From May 1987 to February 1993, Mr. Giordano was Executive Vice President of Lamonts Apparel, Inc. Mr. Giordano also currently serves as a director of Cherry & Webb, Inc., a ladies specialty apparel company, Joseph A. Bank Clothiers, Inc., a manufacturer and retailer of men's clothing, and Nomos Corporation, a conformal radiation therapy provider. In 1984, Mr. Giordano retired from his position as CEO, Naval Supply Systems Command and Chief of the Supply Corps., with the rank of Rear Admiral.

     Mr. Bellamy has been the Vice President, Finance and Chief Financial Officer of the Company since March 2, 1998. From September 1995 to February 1998, Mr. Bellamy was the Chief Financial Officer of Davis Vision, a national managed eye care company based in Long Island. From October 1992 to May 1995, Mr. Bellamy was the Chief Financial Officer, as well as Chief Executive Officer and President and a member of the Board of Directors, of Nichols Institute, a California based international diagnostic services and products company. In addition, from January 1994 to September 1995, Mr. Bellamy was a member of the Board of Directors of Ancra International Inc., a manufacturer of transportation equipment and parts.

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

     Mr. Schwartz has been Vice President of Graham-Field Express since March 1996. Effective June 18, 1997, Mr. Schwartz became the Corporate Vice
President -- Graham-Field Express. From 1994 to 1996, Mr. Schwartz was the President of a home healthcare distribution company based in the metropolitan New York area. From 1992 to 1994, Mr. Schwartz held various sales positions with the Company.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     14(a). Documents filed as part of this Form 10-K:

     1. Financial Statements. The following financial statements are included in Part II, Item 8:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets -- December 31, 1997 and 1996...   F-3
Consolidated Statements of Operations -- Years ended
December 31, 1997, 1996 and 1995............................   F-5
Consolidated Statements of Stockholders' Equity -- Years
ended December 31, 1997, 1996 and 1995......................   F-6
Consolidated Statements of Cash Flows -- Years ended
December 31, 1997, 1996 and 1995............................   F-7
Notes to Consolidated Financial Statements -- December 31,
1997........................................................   F-9

2.  Financial Statement Schedules.  The following
consolidated financial statement schedule for the company is included in Part II, Item 14(d):
Schedule VIII -- Valuation and Qualifying Accounts..........  F-37
All other schedules for which provision is made in the
applicable accounting regulation of the Securities and
Exchange Commission are not required under the related
instructions or are inapplicable, and therefore have been
omitted.

3.  Exhibits filed under Item 601 of Regulation
S-K. (Numbers assigned to the following correlate to those used in such Item 601; asterixes indicate that an Exhibit is incorporated by reference).

---------------
* Incorporated by reference.

                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE
  NO.                             DESCRIPTION                             NO.
-------                           -----------                             ----
   3.1    Graham-Field's Certificate of Incorporation, as amended,
          incorporated by reference to Exhibit 3(1) to Graham-Field's
          Registration Statement on Form S-1 (File No. 33-40442) (the
          "1991 Registration Statement").*
   3.2    Certificate of Amendment of Certificate of Incorporation of
          Graham-Field dated as of November 27, 1996, incorporated by reference as Exhibit 3(b) to Graham-Field's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1996 (the
          "1996 10-K").*
   3.3    Graham-Field's By-Laws, as amended, incorporated by
          reference as an Exhibit to Graham-Field's Current Report on
          Form 8-K dated as of July 14, 1995.*
   3.4    Amendment to Graham-Field's By-Laws, dated December 1, 1997, incorporated by reference as Exhibit 3.4 to Graham-Field's
          S-4/A Registration Statement filed on December 19, 1997
          (Registration No.: 333-42561) (the "1997 S-4 Registration
          Statement").*
   4.1    Certificate of Designations of Graham-Field's Series B
          Cumulative Convertible Preferred Stock, incorporated by
          reference to Annex D to Graham-Field's S-4 Registration
          Statement filed on October 18, 1996 (Registration No.:
          333-14423) (the "1996 S-4 Registration Statement").*
   4.2    Certificate of Designations of Graham-Field's Series C
          Cumulative Convertible Preferred Stock, incorporated by
          reference to Annex E to the 1996 S-4 Registration
          Statement.*
   4.3    Certificate of Designations of Series A Junior Participating
          Preferred Stock, incorporated by reference to Exhibit 4(c)
          to Graham-Field's Current Report on Form 8-K dated as of
          September 3, 1996 (the "September 1996 Form 8-K").*
   4.4    Rights Agreement dated as of September 3, 1996 between
          Graham-Field and American Stock Transfer & Trust Company, as
          Rights Agent, incorporated by reference to Exhibit 4(b) to the 1996 Form 8-K.*
  10.1    Registration Rights Agreement, dated as of September 3,
          1996, between Graham-Field and BIL (Far East Holdings)
          Limited ("BIL"), incorporated by reference to Exhibit 4(g)
          to the September 1996 Form 8-K.*
  10.2    Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996, and amended as of October 1, 1996, by and among Graham-Field, E&J Acquisition Corp., E&J and BIL, incorporated by reference to Exhibit 2(a) to Graham-Field's
          Current Report on Form 8-K dated as of December 12, 1996
          (the "December 1996 Form 8-K").*
  10.3    Stockholder Agreement, dated as of September 3, 1996, and
          amended and restated as of October 1, 1996, among
          Graham-Field, BIL and Irwin Selinger, incorporated by
          reference to Exhibit 4(b) to the December 1996 Form 8-K.*
  10.4    Amendment No. 1, dated as of May 1, 1997, to the Amended and
          Restated Stockholder Agreement, dated as of September 3,
          1996, as amended on September 19, 1996, by and among
          Graham-Field, BIL and Irwin Selinger, incorporated by
          reference to Exhibit 4(a) to Graham-Field's Current Report on Form 8-K dated as of May 14, 1997.*
  10.5    Promissory Note dated as of December 10, 1996, in the
          principal amount of $4 million made by Graham-Field and
          payable to BIL Securities (Offshore) Limited, incorporated by reference to Exhibit 10(vv) to the 1996 10-K.*

EXHIBIT                                                                   PAGE
  NO.                             DESCRIPTION                             NO.
-------                           -----------                             ----
  10.6    Revolving Credit and Security Agreement dated as of December
          10, 1996 (the "Revolving Credit Agreement"), by and among
          IBJ Schroder Bank & Trust Company (as lender and as agent),
          Graham-Field, Graham-Field, Inc., Graham-Field Express,
          Inc., Graham-Field Temco, Inc., Graham-Field Distribution,
          Inc., Graham-Field Bandage, Inc.,Graham-Field Express
          (Puerto Rico), Inc., and Everest & Jennings, Inc.,
          incorporated by reference to Exhibit 10 to Graham-Field's
          Current Report on Form 8-K dated as of December 23, 1996.*
  10.7    Amendment No. 1, dated as of June 25, 1997, to the Revolving
          Credit and Security Agreement dated as of December 10, 1996
          (the "Revolving Credit Agreement"), by and among IBJ
          Schroder Bank & Trust Company (as lender and as agent),
          Graham-Field, Graham-Field, Inc., Graham-Field Express,
          Inc., Graham-Field Temco, Inc., Graham-Field Distribution,
          Inc., Graham-Field Bandage, Inc., Graham-Field Express
          (Puerto Rico), Inc., and Everest & Jennings, Inc.,
          incorporated by reference to Exhibit 10(a) to Graham-Field's
          Current Report on Form 8-K dated as of July 17, 1997 (the
          "July 1997 8-K").*
  10.8    Amendment No. 2, dated as of July 9, 1997, to the Revolving
          Credit Agreement, by and among IBJ Schroder Bank & Trust
          Company (as lender and as agent), Graham-Field,
          Graham-Field, Inc., Graham-Field Express, Inc., Graham-Field
          Temco, Inc., Graham-Field Distribution, Inc., Graham-Field
          Bandage, Inc., Graham-Field Express (Puerto Rico), Inc., and
          Everest & Jennings, Inc., incorporated by reference to
          Exhibit 10(b) to the July 1997 8-K.*
  10.9    Amendment No. 3, dated as of July 9, 1997, to the Revolving
          Credit Agreement, by and among IBJ Schroder Bank & Trust
          Company (as lender and as agent), Graham-Field,
          Graham-Field, Inc., Graham-Field Express, Inc., Graham-Field
          Temco, Inc., Graham-Field Distribution, Inc., Graham-Field
          Bandage, Inc., Graham-Field Express (Puerto Rico), Inc., and
          Everest & Jennings, Inc., incorporated by reference to
          Exhibit 10(c) to the July 1997 8-K.*
 10.10    Letter Amendment, dated as of September 18, 1997, to the IBJ
          Schroder Bank & Trust Company (as lender and as agent),
          Graham-Field, Graham-Field, Inc., Graham-Field Express,
          Inc., Graham-Field Temco, Inc., Graham-Field Distribution,
          Inc., Graham-Field Bandage, Inc., Graham-Field Express
          (Puerto Rico), Inc., and Everest & Jennings, Inc.,
          incorporated by reference as Exhibit 10.67 to the 1997 S-4
          Registration Statement.*
 10.11    Amendment No. 4 and Joinder Agreement, dated as of December
          30, 1997, to the Revolving Credit Agreement, by and among
          IBJ Schroder Business Credit Corporation (as agent for
          Lenders), Graham-Field, Graham-Field, Inc., Graham-Field
          Express, Inc., Graham-Field Temco, Inc., Graham-Field
          Distribution, Inc., Graham-Field Bandage, Inc., Graham-Field
          Express (Puerto Rico), Inc., Everest & Jennings, Inc., LaBac
          Systems, Inc., Medical Supplies of American, Inc., Health
          Care Wholesalers, Inc., HC Wholesalers, Inc., Critical Care
          Associates, Inc., Lumex/Basic American Holdings, Inc., Basic
          American Medical Products, Inc., Lumex Medical Products,
          Inc., Prism Enterprises, Inc., Basic American Sales and
          Distribution Co., Inc., PrisTech, Inc., Lumex Sales and
          Distribution Co., Inc., MUL Acquisition Corp. II.

EXHIBIT                                                                   PAGE
  NO.                             DESCRIPTION                             NO.
-------                           -----------                             ----
 10.12    Amendment No. 5, dated as of April 13, 1998, to the
          Revolving Credit Agreement by and between IBJ Schroder
          Business Credit Corporation. (as agent for Lenders),
          Graham-Field, Graham-Field, Inc., Graham-Field Express,
          Inc., Graham-Field Temco, Inc., Graham-Field Distribution,
          Inc., Graham-Field Bandage, Inc., Graham-Field Express
          (Puerto Rico), Inc., Everest & Jennings, Inc., LaBac
          Systems, Inc., Medical Supplies of American, Inc., Health
          Care Wholesalers, Inc., HC Wholesalers, Inc., Critical Care
          Associates, Inc., Lumex/Basic American Holdings, Inc., Basic
          American Medical Products, Inc., Lumex Medical Products,
          Inc., Prism Enterprises, Inc., Basic American Sales and
          Distribution Co., Inc., Pristech, Inc., Lumex Sales and
          Distribution Co., Inc., MUL Acquisition Corp. II.
 10.13    Indenture dated as of August 4, 1997, by and between
          Graham-Field and American Stock Transfer & Trust Company as
          trustee, incorporated by reference to Exhibit 4.1 to
          Graham-Field's S-4 Registration Statement filed in January
          8, 1997 (Registration No. 333-43189).*
 10.14    Agreement and Plan of Merger, dated as of September 5, 1997, as amended as of September 29, 1997, by and among
          Graham-Field, GFHP Acquisition Corp. and Fuqua Enterprises,
          Inc., incorporated by reference to the 1997 S-4 Registration
          Statement.*
 10.15    Stockholders Agreement, dated as of September 5, 1997, by
          and among Graham-Field, BIL (Far East Holdings) Limited, BIL
          Securities (Offshore) Ltd., Irwin Selinger and the Fuqua
          Stockholders, incorporated by reference to Annex B to the
          1997 S-4 Registration Statement.*
 10.16    Voting Agreement, dated as of September 5, 1997, by and
          between Graham-Field and Gene J. Minotto, incorporated by
          reference to Annex C to the 1997 S-4 Registration
          Statement.*
 10.17    Registration Rights Agreement, dated as of September 5,
          1997, by and between Graham-Field and the Fuqua
          Stockholders, incorporated by reference to Annex D to the
          1997 S-4 Registration Statement.*
 10.18    Registration Rights Agreement, dated as of November 25,
          1997, by and among Graham-Field, Minotto Partners, L.P. and
          Gene J. Minotto, incorporated by reference to Annex E to the
          1997 S-4 Registration Statement.*
 10.19    Noncompetition Agreement, dated as of September 5, 1997, by and among Graham-Field, GFHP Acquisition Corp., J.B. Fuqua and J. Rex Fuqua, incorporated by reference to Annex F to
          the 1997 S-4 Registration Statement.*
 10.20    Supply Agreement, by and between Everest & Jennings, Inc.
          and P.T. Dharma Polimetal, incorporated by reference to
          Exhibit 10(b) to the 1996 10-K.*
 10.21    Asset Purchase Agreement, dated as of February 18, 1998, by and among Graham-Field, PT. Dharma Polimetal, Joppy Kurniadi
          Negara and Iwan Dewono Budiyuwono.
 10.22    Employment Agreement dated as of July 8, 1981 (the "Selinger
          Agreement"), between Graham-Field and Irwin Selinger,
          incorporated by reference to Exhibit 10(a) to Graham-
          Field's Registration Statement on Form S-18 (Registration
          No.: 2-80107-NY).*
 10.23    Amendment to the Selinger Agreement dated as of July 8,
          1991, incorporated by reference to Exhibit 10.1 to the 1991
          Registration Statement.*
 10.24    Amendment to the Selinger Agreement dated as of May 3, 1996, incorporated by reference to Exhibit 10(e) to the 1996
          10-K.*
 10.25    The Incentive Program, as amended, incorporated by reference to Graham-Field's Registration Statements on Form S-8 (File
          Nos.: 33-37179, 33-38656, 33-48860, 033-60679, 333-16993,
          and 333-43493).*

EXHIBIT                                                                   PAGE
  NO.                             DESCRIPTION                             NO.
-------                           -----------                             ----
 10.26    Asset Purchase Agreement dated as of September 4, 1996, by and among Graham-Field, Graham-Field Express (Puerto Rico),
          Inc., and V.C. Medical Distributors, Inc., incorporated by reference to Exhibit 2(a) to Graham-Field's Current Report on Form 8-K dated as of September 17, 1996.*
 10.27    Asset Purchase Agreement dated as of February 10, 1997, by and among Graham-Field, Everest & Jennings Canadian Ltd.
          ("E&J Canada"), Motion 2000 Inc. ("Motion 2000" and Motion
          2000 Quebec Inc. ("Motion Quebec"), incorporated by
          reference to Exhibit 2(a) Graham-Field's Current Report on
          Form 8-K dated as of March 12, 1997.*),
 10.28    Stock Purchase Agreement dated as of March 7, 1997, by and among Graham-Field, Everest & Jennings, Inc., Michael H.
          Dempsey, and Naomi C. Dempsey, incorporated by reference to
          Exhibit 2(a) to Graham-Field's Current Report on Form 8-K
          dated as of March 20, 1997 (the "March 1997 8-K").*
 10.29    Employment Agreement dated as of February 28, 1997, by and between Graham-Field and Marco Ferrara, incorporated by
          reference to Exhibit 10(b) to the March 1997 8-K.*
 10.30    Consultant Agreement dated as of March 7, 1997, by and
          between Graham-Field and Michael H. Dempsey, incorporated by reference to Exhibit 10(b) to the March 1997 8-K.*
 10.31    Agreement and Plan of Merger dated as of June 25, 1997, by and among Graham-Field, LaBac Acquisition Corp., a
          wholly-owned subsidiary of Graham-Field, LaBac Systems,
          Inc., Gregory A. Peek, and Michael L. Peek, incorporated by reference to Exhibit 2(a) to Graham-Field's Current Report on Form 8-K dated as of June 25, 1997 (the "June 1997
          8-K").*
 10.32    Registration Rights Agreement dated as of June 25, 1997, by and among Graham-Field, Gregory A. Peek, and Michael L.
          Peek, incorporated by reference to Exhibit 4(a) to the June
          1997 8-K.*
 10.33    Consulting Agreement dated as of June 25, 1997, by and among
          Graham-Field, Gregory A. Peek, and Michael L. Peek,
          incorporated by reference to Exhibit 4(b) to the June 1997
          8-K.*
 10.34    Non-Competition Agreement dated as of June 25, 1997, by and among Graham-Field and Gregory A. Peek, incorporated by
          reference to Exhibit 4(c) to the June 1997 8-K.*
 10.35    Non-Competition Agreement dated as of June 25, 1997, by and among Graham-Field and Michael L. Peek, incorporated by
          reference to Exhibit 4(d) to the June 1997 8-K.*
 10.36    Agreement and Plan of Reorganization dated as of August 28,
          1997, by and among Graham-Field, S.E. (Gene) Davis, and
          Vicki Ray, incorporated by reference to Exhibit 2(a) to
          Graham-Field's Current Report on Form 8-K dated as of
          September 4, 1997 (the "September 1997 8-K").*
 10.37    Registration Rights Agreement dated as of August 28, 1997, by and among Graham-Field, S.E. (Gene) Davis, and Vicki Ray, incorporated by reference to Exhibit 4(a) to the September
          1997 8-K.*
 10.38    Employment Agreement dated as of August 28, 1997, by and
          between Graham-Field and S.E. (Gene) Davis, incorporated by reference to Exhibit 4(b) to the September 1997 8-K.*
 10.39    Employment Agreement dated as of August 28, 1997, by and
          between Graham-Field and Vicki Ray, incorporated by
          reference to Exhibit 4(c) to the September 1997 8-K.*

EXHIBIT                                                                   PAGE
  NO.                             DESCRIPTION                             NO.
-------                           -----------                             ----
 10.40    Non-Competition Agreement dated as of August 28, 1997, by
          and between Graham-Field and S.E. (Gene) Davis, incorporated by reference to Exhibit 4(d) to the September 1997 8-K.*
 10.41    Non-Competition Agreement dated as of August 28, 1997, by
          and between Graham-Field and Vicki Ray, incorporated by
          reference to Exhibit 4(e) to the September 1997 8-K.*
 10.42    Real Estate Sales Agreement dated as of August 28, 1997, by and between BBD&M, Ltd. and Graham-Field, incorporated by
          reference to Exhibit 4(g) to the September 1997 8-K.*
 10.43    Supply Agreement dated as of April 3, 1997, between Maxwell
          Products, Inc. and Graham-Field, incorporated by reference to Graham-Field's Quarterly Report for the fiscal quarter
          ended June 30, 1997.*
 10.44    International Distributorship Agreement dated as of
          September 30, 1997, by and between Graham-Field and Thuasne, incorporated by reference to Exhibit 1 to Graham-Field's
          Quarterly Report for the fiscal quarter ended September 30,
          1997 (the "September 1997 10-Q").*
 10.45    Asset Purchase Agreement dated as of August 21, 1997, by and among Graham-Field, Graham-Field, Inc., Medi-Source, Inc.,
          Peter Galambos and Irene Galambos, incorporated by reference to Exhibit 2 to the September 1997 10-Q.*
 10.46    Employment Agreement, dated as of March 2, 1998, by and
          between Graham-Field and Paul Bellamy.
 10.47    Employment Agreement, dated as of March 15, 1996, by and
          between Jeffco Express Medical Supply, Inc. and Jeff
          Schwartz.
 10.48    Agreement, dated as of March 2, 1998, by and between
          Graham-Field and Paul Bellamy.
 10.49    Agreement, dated as of January 1, 1997, by and between
          Graham-Field and Donald D. Cantwell.
 10.50    Agreement, dated as of January 1, 1997, by and between
          Graham-Field and Ralph Liguori.
 10.51    Agreement, dated as of May 14, 1996, by and between
          Graham-Field and Jeff Schwartz.
 10.52    Agreement, dated as of October 31, 1995, by and between
          Graham-Field and Peter Winocur.
 10.53    Agreement, dated as of August 16, 1993, by and between
          Graham-Field and Richard S. Kolodny.
 10.54    Agreement, dated as of July 21, 1989, by and between
          Graham-Field and Beatrice Scherer.
 10.55    Agreement, dated as of July 21, 1989, by and between
          Graham-Field and Irwin Selinger.
 10.56    Note dated as of December 3, 1997 in an amount of $2,500,000 for Irwin Selinger.

EXHIBIT                                                                   PAGE
  NO.                             DESCRIPTION                             NO.
-------                           -----------                             ----
 10.57    Pledge Agreement dated as of December 3, 1997, between Irwin
          Selinger and Graham-Field.

---------------
* Incorporated by reference herein from the document described therein.

21.  Subsidiaries of the Company:

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

       Everest & Jennings de Mexico S.A. de C.V.
          (a Mexico corporation)
       The Jennings Investment Company
          (a California corporation)
       Everest & Jennings Canadian Ltd.
          (a Canadian corporation)
       MCT Acquisition Corp.
          (a Missouri corporation)
       Thompson Blair, Inc.
          (a Missouri corporation)
       Freeway Investment Corp.
          (a California corporation)
       Metal Products Corp.
          (a California corporation)
       Professional Securities Corp.
          (a Missouri corporation)
       International Medical Equipment Corp.
          (a California corporation)
       Everest & Jennings Lifestyles
          (a California corporation)
       Rabson Medical Sales, Ltd.
          (a New York corporation)
       Kuschall of America, Inc.
          (a California corporation)
       LaBac Systems, Inc.
          (a Colorado corporation)
       Medical Supplies of America, Inc.
          (a Georgia corporation)
       Health Care Wholesalers, Inc.
          (a Georgia corporation)
       H C Wholesalers, Inc.
          (a Georgia corporation)
       Critical Care Associates, Inc.
          (a Georgia corporation)
       Fuqua Enterprises, Inc.
          (a Delaware corporation)
       Basic American Medical Products, Inc.
          (a Georgia corporation)
       Basic American Sales and Distribution Co., Inc.
          (a Delaware corporation)
       Lumex Medical Products, Inc.
          (a Delaware corporation)
       Lumex Sales and Distribution Co., Inc.
          (a Delaware corporation)
       MUL Acquisition Corp. II
          (a Delaware corporation)
       Prism Enterprises, Inc.
          (a Delaware corporation)
       PrisTech, Inc.
          (a Delaware corporation)

23.  Consent of Independent Auditors.

     14(b).  Reports on Form 8-K.

     The Company's Report on Form 8-K dated as of December 31, 1997 (Date of
Event: December 31, 1997)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRAHAM-FIELD HEALTH PRODUCTS, INC.

                                          By:      /s/ IRWIN SELINGER

                                            ------------------------------------
                                              Irwin Selinger, Chairman of the
                                             Board and Chief Executive Officer
Date: April 14, 1998

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

                /s/ IRWIN SELINGER                   Chairman of the Board and Chief      April 14, 1998
---------------------------------------------------    Executive Officer (Principal
                  Irwin Selinger                       Executive Officer and Director)

                /s/ GARY M. JACOBS                   Vice President (Principal Financial  April 14, 1998
---------------------------------------------------    and Accounting Officer)
                  Gary M. Jacobs

              /s/ ANDREW A. GIORDANO                 President, Chief Operating Officer   April 14, 1998
---------------------------------------------------    and Director
                Andrew A. Giordano

               /s/ DAVID P. DELANEY                  Director                             April 14, 1998
---------------------------------------------------
               David P. Delaney, Jr.

                /s/ RODNEY F. PRICE                  Director                             April 14, 1998
---------------------------------------------------
                  Rodney F. Price

                 /s/ J. REX FUQUA                    Director                             April 14, 1998
---------------------------------------------------
                   J. Rex Fuqua

               /s/ STEVEN D. LEVKOFF                 Director                             April 14, 1998
---------------------------------------------------
                 Steven D. Levkoff

               /s/ LOUIS A. LUBRANO                  Director                             April 14, 1998
---------------------------------------------------
                 Louis A. Lubrano