Form 10-Q
period 1998-03-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1998-05-15
CIK 709136

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

(MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______________ to ________________

Commission file number 1-8801

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                            11-2578230
                      --------                            ----------
           (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                 400 Rabro Drive East, Hauppauge, New York 11788
                -------------------------------------------------
                    (Address of principal executive offices)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

    Yes / /           No / /

                     Applicable Only to Corporate Issuers:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    Common Stock, $.025 Par Value --- 31,181,140 shares as of May 13, 1998

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES


                                    I N D E X


Part I. Financial Information:                                                      Page
                                                                                    ----

      Item 1. Financial Statements:


                  Condensed Consolidated Balance Sheets -
                  March 31, 1998 (Unaudited) and December 31, 1997
                  (Audited)                                                          3


                  Condensed Consolidated Statements of Operations for
                  the three months ended March 31, 1998 and 1997
                  (Unaudited)                                                        4


                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1998 and 1997 (Unaudited)                  5-6


                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                       7-16


      Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               17-20




Part II. Other Information:


      Item 1.  Legal Proceedings                                                    22

      Item 4.  Submission of Matters to a Vote of Security Holders                  22

      Item 5.  Other Matters                                                        22

      Item 6.  Exhibits and Reports on Form 8-K                                     22-23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                                   March 31,            December 31,
      ASSETS                                                         1998                  1997
                                                                -------------         -------------
                                                                  (unaudited)            (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $   3,136,000         $   4,430,000
  Accounts receivable - less allowances for doubtful
   accounts of $13,642,000 and $13,199,000, respectively           99,747,000            91,451,000
  Inventories                                                      73,992,000            73,532,000
  Other current assets                                             12,014,000             8,103,000
  Recoverable and prepaid income taxes                              4,314,000             4,422,000
  Deferred tax assets                                              10,695,000            10,695,000
  Asset held for sale                                                      --            61,706,000
                                                                -------------         -------------
      TOTAL CURRENT ASSETS                                        203,898,000           254,339,000

PROPERTY, PLANT AND EQUIPMENT - net                                36,961,000            35,955,000
EXCESS OF COST OVER NET ASSETS ACQUIRED - net of
  accumulated amortization of $13,476,000 and
  $11,512,000, respectively                                      $238,608,000          $240,071,000
DEFERRED TAX ASSETS                                                 2,254,000             3,044,000
OTHER ASSETS                                                       14,716,000            13,709,000
                                                                -------------         -------------
      TOTAL ASSETS                                               $496,437,000          $547,118,000
                                                                =============         =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Credit facility                                                $ 19,780,000          $ 65,883,000
  Current maturities of long-term debt                              2,230,000             2,619,000
  Accounts payable                                                 36,451,000            33,888,000
  Accrued expenses                                                 43,647,000            54,331,000
                                                                -------------         -------------
      TOTAL CURRENT LIABILITIES                                   102,108,000           156,721,000

Long-term debt and Senior Subordinated Notes                      107,544,000           107,733,000
Other long-term liabilities                                        14,284,000            13,816,000
                                                                -------------         -------------

      TOTAL LIABILITIES                                           223,936,000           278,270,000

STOCKHOLDERS' EQUITY:
Series A preferred stock                                                   --                    --
Series B preferred stock                                           28,200,000            28,200,000
Series C preferred stock                                            3,400,000             3,400,000
Common stock                                                          798,000               764,000
Additional paid-in capital                                        283,946,000           279,341,000
(Deficit)                                                         (43,932,000)          (42,953,000)
Cumulative translation adjustment                                      89,000                96,000
                                                                -------------         -------------

      TOTAL STOCKHOLDERS' EQUITY                                  272,501,000           268,848,000

COMMITMENTS AND CONTINGENCIES
                                                                -------------         -------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                   $ 496,437,000         $ 547,118,000
                                                                =============         =============

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31
                                             --------------------------------
                                                 1998                1997
                                             ------------         -----------
NET REVENUES:
 Medical equipment and supplies              $ 97,727,000         $56,191,000
 Interest and other income                        415,000             144,000
                                             ------------         -----------
                                               98,142,000          56,335,000
COSTS AND EXPENSES:
 Cost of revenues                              67,102,000          38,438,000
 Selling, general and administrative           28,210,000          13,193,000
 Interest expense                               2,743,000             994,000
                                             ------------         -----------

                                               98,055,000          52,625,000
                                               ----------          ----------

INCOME BEFORE INCOME TAXES                         87,000           3,710,000

INCOME TAXES                                      800,000           1,527,000
                                             ------------         -----------

NET  (LOSS) INCOME                               (713,000)          2,183,000

PREFERRED STOCK DIVIDENDS                         266,000                  --
                                             ------------         -----------

NET (LOSS) INCOME AVAILABLE TO COMMON
      SHAREHOLDERS                           $   (979,000)        $ 2,183,000
                                             ============         ===========


PER SHARE DATA:

Common shares outstanding - basic              30,839,000          19,763,000
                                             ------------         -----------
Convertible preferred stock                            --           4,435,000
Common equivalent shares outstanding                   --             966,000
                                             ------------         -----------

Common shares outstanding - diluted            30,839,000          25,164,000
                                             ============         ===========

Basic (loss) earnings per share              $       (.03)        $       .11
Diluted (loss) earnings per share            $       (.03)        $       .09


See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                        ---------------------------------
                                                                            1998                 1997
                                                                        ------------         ------------
OPERATING ACTIVITIES
 Net (loss) income                                                      $   (713,000)        $  2,183,000
 Adjustments to reconcile net  (loss) income
    to net cash used in operating activities:
     Depreciation and amortization                                         3,872,000            1,472,000
     Deferred income taxes                                                   790,000              833,000
     Provisions for losses on accounts receivable                            443,000              177,000
     Changes in operating assets and liabilities:
        Accounts receivable                                               (8,739,000)          (5,212,000)
        Inventories                                                         (460,000)          (2,323,000)
        Other current assets and
         recoverable and prepaid income taxes                             (3,803,000)            (573,000)
        Accounts payable, accrued expenses and other liabilities          (7,926,000)          (8,740,000)
                                                                        ------------         ------------
            NET CASH USED IN OPERATING
                  ACTIVITIES                                             (16,536,000)         (12,183,000)
                                                                        ------------         ------------


INVESTING ACTIVITIES
 Purchases of property, plant and equipment                               (2,551,000)            (900,000)
 Proceeds from sale of asset held for sale                                60,167,000                   --
 Acquisitions, net of cash acquired                                               --             (616,000)
 Increase in excess of cost over net assets acquired                        (501,000)                  --
 Proceeds from sale of property, plant & equipment                                --               24,000
 Net decrease in other assets                                                169,000               14,000
                                                                        ------------         ------------
            NET CASH PROVIDED BY (USED IN)
                   INVESTING ACTIVITIES                                 $ 57,284,000         $ (1,478,000)
                                                                        ------------         ------------


See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                ----------------------------------
                                                                     1998                 1997
                                                                -------------         ------------
FINANCING ACTIVITIES:

Proceeds from credit facility and long-term debt                $  93,371,000         $ 61,929,000
Principal payments on credit facility and long-term debt         (140,052,000)         (42,798,000)
Proceeds from acceptances                                                  --            3,500,000
Payments on acceptances                                                    --           (8,500,000)
Proceeds on exercise of stock options                               4,639,000              203,000
                                                                -------------         ------------
   NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                                        (42,042,000)          14,334,000
                                                                -------------         ------------

   (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                             (1,294,000)             673,000

   CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                           4,430,000            1,241,000
                                                                -------------         ------------

   CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                             $   3,136,000         $  1,914,000
                                                                =============         ============

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                                   $   5,426,000         $    895,000
                                                                =============         ============

Income taxes paid                                               $          --         $     31,000
                                                                =============         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
      INVESTING AND FINANCING ACTIVITIES:

Investment in preferred stock received as
  partial proceeds from sale of asset                           $   1,539,000
                                                                =============


See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

1.    GENERAL

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 (unaudited), the results of operations for the three months ended March 31, 1998 and 1997 (unaudited) and the statements of cash flows for the three months ended March 31, 1998 and 1997 (unaudited).

      Additionally, it should be noted that the accompanying financial statements and notes thereto do not purport to be complete disclosures in conformity with generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      Inventories at March 31, 1998 have been valued at standard cost for manufactured goods and at average cost for other inventories based primarily on perpetual records or the gross profit method.

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires foreign translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

      During the first quarter of 1998 and 1997, total comprehensive (loss) income amounted to $(720,000) and $2,195,000, respectively. Accumulated other comprehensive (loss) income, primarily related to foreign currency translation adjustments amounted to $89,000 at March 31, 1998.

      The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results for the full year.

      Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.    EARNINGS PER SHARE

      Earnings per share amounts are calculated in accordance with SFAS No. 128 "Earnings per Share." Diluted earnings per share is calculated for the quarter ended March 31, 1997 assuming the conversion of the Series B and Series C Cumulative Convertible Preferred Stock and elimination of the related dividends and conversion of dilutive common equivalent shares outstanding using the treasury stock method. Conversion of the preferred stock and common stock equivalent shares was not assumed for the quarter ended March 31, 1998 since the result would have been antidilutive.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

3.    INVENTORIES

      Inventories consist of the following:

                                    March 31,         December 31,
                                      1998               1997
                                   -----------        -----------
            Raw materials          $15,730,000        $16,553,000
            Work-in-process          7,182,000          6,735,000
            Finished goods          51,080,000         50,244,000
                                   -----------        -----------

                                   $73,992,000        $73,532,000
                                   ===========        ===========

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                 March 31,           December 31,
                                                    1998                 1997
                                                ------------         ------------
            Land and buildings                  $ 17,530,000         $ 17,323,000
            Equipment                             28,496,000           26,845,000
            Furniture and fixtures                 2,650,000            2,619,000
            Leasehold improvements                 2,779,000            2,668,000
            Construction in progress               2,000,000            1,566,000
                                                ------------         ------------
                                                  53,455,000           51,021,000
            Accumulated depreciation and
              amortization                       (16,494,000)         (15,066,000)
                                                ------------         ------------
                                                $ 36,961,000         $ 35,955,000
                                                ============         ============


5.    INCOME TAXES

      At March 31, 1998, the Company had aggregate net operating loss carryforwards of approximately $25,600,000 for income tax purposes which expire in 2011, which were acquired primarily in connection with the acquisition of Everest & Jennings International Ltd. ("Everest & Jennings") and are limited as to use in any particular year. In addition, the Company had approximately $890,000 of investment, research and development, jobs tax and AMT credits, for income tax purposes which expire primarily in 1999, and which include alternative minimum tax credits of $500,000 which have no expiration date.

      For financial reporting purposes, due to losses of Everest & Jennings prior to the Company's acquisition and SRLY limitations, a full valuation allowance of approximately $13,338,000 has been recorded against the Everest & Jennings net operating losses and other deferred tax assets. When realized, the tax benefit for those items will be recorded as a reduction of the excess of cost over net assets acquired. In addition, the Company has a valuation allowance of approximately $1,167,000 against a portion of its remaining net deferred tax assets as a result of recent acquisitions. The amount of the remaining deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)



      The effective tax rate for the three months ended March 31, 1998 is in excess of 100% primarily due to non-deductible goodwill amortization expense. Deferred taxes have not been provided on the undistributed earnings of foreign entities since it is management's intention to invest such earnings in the entities indefinitely.

      The effective tax rate for 1997 approximates the statutory rate after adjustment for state taxes and non-deductible goodwill amortization expense.

6.    ACQUISITION OF BUSINESSES

      On December 30, 1997, the Company acquired Fuqua Enterprises, Inc. (currently, Lumex/Basic American Holdings, Inc.) ("Fuqua") pursuant to an Agreement and Plan of Merger (the "Fuqua Merger Agreement"), dated as of September 5, 1997 and amended as of September 29, 1997, by and among Fuqua, GFHP Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Sub"), and the Company. Under the terms of the Fuqua Merger Agreement, Sub was merged with and into Fuqua with Fuqua continuing as the surviving corporation wholly-owned by the Company (the "Fuqua Merger"). In the Fuqua Merger, each share of Fuqua's common stock, par value $2.50 per share (the "Fuqua Common Stock"), other than shares of Fuqua Common Stock canceled pursuant to the Fuqua Merger Agreement, was converted into the right to receive 2.1 shares of common stock, par value $.025 per share of the Company (the "Company Common Stock"). There were 4,482,709 shares of Fuqua Common Stock outstanding on December 30, 1997, which converted into 9,413,689 shares of the Company Common Stock.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

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

      On January 27, 1998, Fuqua disposed of the Leather Operations (the "Leather Sale Transaction") through the sale of all of the capital stock of Irving Tanning Company ("ITC"), Hancock Ellsworth Tanners, Inc., Kroy Tanning Company, Incorporated and Seagrave Leather Corporation (collectively, the "Leather Companies"), to the management of ITC pursuant to a (i) Stock Purchase Agreement dated as of January 27, 1998, by and among IT Acquisition Corporation ("ITAC"), the Company and Fuqua, and (ii) Stock Purchase Agreement dated as of January 27, 1998, by and among HEKS Corporation, the Company and Fuqua. The aggregate selling price for the Leather Companies consisted of (a) $60,167,400 in cash, (b) an aggregate of 5,000 shares of Series A Preferred Stock of ITAC with a stated value of $4,250,000 (which has been valued at $1,539,000), and
(c) the assumption of debt of $2,341,250. In addition, as the holder of the ITAC Preferred Stock, the Company is entitled to appoint one director to the Board of Directors of ITAC.

      On August 28, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Medical Supplies of America, Inc., a Florida corporation ("Medapex"), pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") dated August 28, 1997, by and among the Company, S.E. (Gene) Davis and Vicki Ray (collectively the "Medapex Selling Stockholders"). In accordance with the terms of the Reorganization Agreement, Medapex became a wholly-owned subsidiary of the Company and the Medapex Selling Stockholders received in the aggregate 960,000 shares of Company Common Stock in exchange for all of the issued and outstanding shares of the capital stock of Medapex. Pursuant to a Real Estate Sales Agreement dated as of August 28, 1997 (the "Real Estate Sales Agreement"), by and between the Company and BBD&M, a Georgia Limited Partnership and an affiliate of Medapex, the Company acquired Medapex's principal corporate headquarters and distribution facility in Atlanta, Georgia for a purchase price consisting of (i) $622,335 payable (a) by the issuance of 23,156 shares of the Company Common Stock and (b) in cash in the amount of $311,167, and (ii) the assumption of debt in the amount of $477,664. Each of the Medapex Selling Stockholders entered into a two-year employment agreement and non-competition agreement with the Company. The Medapex transaction was accounted for as a pooling of interests and the Company's historical financial statements have been restated to reflect this transaction.

      The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                  Three Months
                              Ended March 31, 1997
                              ---------------------
            Net revenues:
              Graham-Field        $51,332,000
              Medapex               5,003,000
                                  -----------
              Combined            $56,335,000
                                  ===========

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

            Net income:
              Graham-Field        $2,084,000
              Medapex                 99,000
                                  ----------
              Combined            $2,183,000
                                  ==========

      On August 17, 1997, the Company acquired substantially all of the assets and certain liabilities of Medi-Source, Inc. ("Medi-Source"), a privately-owned distributor of medical supplies, for $4.5 million in cash. The Company also entered into a five (5) year non-competition agreement with the previous owner in the aggregate amount of $301,000 payable over the five (5) year period. The acquisition was accounted for as a purchase, and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of the purchase price over net assets acquired was approximately $3.7 million.

     On June 25, 1997, the Company acquired all of the capital stock of LaBac Systems, Inc., a Colorado corporation ("LaBac"), in a merger transaction pursuant to an Agreement and Plan of Merger dated June 25, 1997, by and among the Company, LaBac Acquisition Corp., a wholly-owned subsidiary of the Company, LaBac, Gregory A. Peek and Michael L. Peek (collectively, the "LaBac Selling Stockholders"). In connection with the acquisition, LaBac became a wholly-owned subsidiary of the Company, and the LaBac Selling Stockholders received in the aggregate 772,557 shares of Company Common Stock valued at $11.77 per share in exchange for all of the issued and outstanding shares of the capital stock of LaBac. Of this amount, 77,255 shares of Company Common Stock were placed in escrow for a period of one (1) year following the effective date of the merger for payment of indemnity claims to the Company or purchase price adjustments in favor of the Company. The Company also entered into a three (3) year consulting agreement with the LaBac Selling Stockholders and an entity controlled by the LaBac Selling Stockholders, and non-competition agreements with each of the LaBac Selling Stockholders. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over net assets acquired amounted to approximately $7.3 million.

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

     On February 28, 1997, Everest & Jennings Canadian Limited ("Everest & Jennings Canada"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2.9 million (Canadian Dollars) (approximately U.S.$2.15 million). The purchase price was paid by the issuance of 187,733 shares of the Company Common Stock valued at $11.437 per share. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $2.5 million.

      On November 27, 1996, the Company acquired Everest & Jennings pursuant to the terms and provisions of the Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996 and amended as of October 1, 1996, by and among the Company, Everest & Jennings, Everest & Jennings Acquisition Corp., a wholly-owned subsidiary of the Company and BIL (Far East Holdings) Limited ("BIL"), the majority stockholder of Everest & Jennings. The acquisition of Everest & Jennings has been accounted for under the purchase method of accounting and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the operating results of Everest & Jennings have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired is approximately $65.5 million, as adjusted.

      The following summary presents unaudited pro forma consolidated results of operations for the three months ended March 31, 1997 as if the acquisitions described above occurred at the beginning of 1997. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired. The pro forma information does not include the write-off of certain purchased in-process research and development costs of $3.3 million, merger, restructuring and other related charges of $31,202,000 associated with the Company's strategic restructuring initiatives recorded in the fourth quarter ended December 31, 1997.

                                                          Pro Forma
                                                          ---------
                                                       Three Months Ended
                                                         March 31, 1997
                                                         --------------
            Net Revenues                                   $88,503,000
                                                           ===========

            Income Before Income Taxes                     $ 3,746,000

            Income Taxes                                     1,895,000
                                                           -----------

            Net Income                                     $ 1,851,000
                                                           ===========

            Net income per common share:

            Net income                                     $ 1,851,000

            Preferred stock dividends                            - (a)
                                                           -----------

            Net income available to common
              shareholders                                 $ 1,851,000
                                                           ===========

            Common shares outstanding - basic               30,160,000
                                                           -----------

            Convertible preferred stock                      4,435,000
            Incremental shares using treasury stock
              method                                         1,330,000
                                                           -----------

            Common shares outstanding - diluted             35,925,000
                                                           ===========

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

Basic earnings per share                $     .06
Diluted earnings per share              $     .05

      (a) Assumes conversion of the preferred stock and elimination of any dividends relating to such preferred stock.

7.    ACQUISITION INTEGRATION AND RESTRUCTURING PLAN

      In connection with the acquisition of Fuqua on December 30, 1997, the Company adopted a plan to implement certain strategic restructuring initiatives (the "Restructuring Plan") and recorded restructuring reserves of approximately $23,470,000. The plan consists of a broad range of efforts, including the consolidation of the Company's Temco manufacturing operations in New Jersey into Fuqua's Lumex manufacturing facility in New York and relocation of the Company's corporate headquarters to the Lumex facility. In addition, the Company plans to consolidate distribution facilities and other operations in an effort to improve manufacturing, distribution and operating efficiencies.

      Throughout 1998, the Company will continue to evaluate its Restructuring Plan and additional restructuring charges may be necessary.

      The following summarizes the activity in the restructuring reserves for the first quarter of 1998:

                        Merger and
                       Restructuring                              Reserve                                             Reserve
                         charges          Write-offs and         Balances                                             Balances
                       recorded in        cash payments         December 31,                          Provision/      March 31,
                          1997               in 1997                1997             Utilized        Reallocation       1998
                          ----               -------                ----             --------        ------------       ----
Exit costs             $18,237,000         $(1,294,000)         $16,943,000         $  (366,000)           --       $16,577,000

Severance                  650,000                  --              650,000             (31,000)           --           619,000

Merger related           4,583,000          (1,788,000)           2,795,000          (1,896,000)           --           899,000
                       -----------         -----------          -----------         -----------          ----       -----------

Total reserves         $23,470,000         $(3,082,000)         $20,388,000         $(2,293,000)           --       $18,095,000
                       ===========         ===========          ===========         ===========          ====       ===========

8.    LEGAL PROCEEDINGS

      Following the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the Company and certain of its directors and officers were named as defendants in at least thirteen putative class action lawsuits filed primarily in the United States District Court for the Eastern District of New York on behalf of all purchasers of common stock of the Company (including former Fuqua shareholders who received shares of the Company Common Stock when the Company acquired Fuqua in December 1997) during various periods within the time period May 1997 to March 1998. The complaints assert claims against the Company and the other defendants for violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a)

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the Company's business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company Common Stock was artificially inflated during the putative class periods. Several of the complaints focus on statements made concerning the Company's integration of its various recent acquisitions. The plaintiffs seek unspecified compensatory damages and costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative classes. The Company believes that it has complied with all of its obligations under the Federal securities laws, considers the plaintiffs' allegations to be without merit and intends to defend these suits vigorously.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


      At March 31, 1998, the Lumex Division had reserves for remediation costs and additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division has not assumed that any such costs would be recoverable from third parties nor has the Lumex Division discounted any of its estimated costs, although a portion of the remediation work plan will be performed over a period of years.

      The amount of environmental liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements relate to (i) the expansion of the Company's market share, (ii) the Company's growth into new markets, (iii) the development of new products and product lines to appeal to the needs of the Company's customers, (iv) the opening of new distribution and warehouse facilities, (v) obtaining regulatory and governmental approvals, (vi) the upgrading of the Company's technological resources and systems and (vii) the retention of the Company's earnings for use in the operation and expansion of the Company's business.

      Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, the Company's ability to effectively integrate acquired companies, the termination of the Company's Exclusive Wheelchair Supply Agreement with P.T. Dharma Polimetal ("P.T. Dharma"), an Indonesian company, the ability of the Company to maintain its gross profit margins, the ability to obtain additional financing to expand the Company's business, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, adverse litigation results, the acceptance and quality of new software and hardware products which will enable the Company to expand its business, the acceptance and ability to manage the Company's operations in foreign markets, possible disruptions in the Company's computer systems or distribution technology systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q, the Company's annual report on Form 10-K for the year ended December 31, 1997, and the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4 dated as of December 19, 1997.

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

Operating Revenues

      Operating revenues for the quarter ended March 31, 1998 were $97,727,000 representing an increase of approximately 74% over the same period in the prior year. Revenues for the first quarter of 1998 included revenues of approximately $24.6 million attributable to the first full quarter of results for the Fuqua entities acquired on December 30, 1997, as well as the revenues of five additional companies acquired in 1997 (see Note 6 to the Condensed Consolidated Financial Statements). The Company's revenues on a pro forma basis (as if all acquisitions completed in 1997 were recorded as of January 1, 1997) increased approximately 11%, as compared to the same period in the prior year. The increase in operating revenues was primarily attributable to the six acquisitions completed in 1997, the growth of the Company's "Graham-Field Express" program and expansion of the Company's Consolidation Advantage

Program ("CAP"). Management believes that intense competition within the healthcare industry will continue in 1998.

      In March 1996, Graham-Field Express was introduced to offer "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including Lumex and Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. As of March 31, 1998, the Company had opened six (6) Graham-Field Express facilities operating in the Bronx, New York; San Juan, Puerto Rico; Dallas, Texas; Baltimore, Maryland; Cleveland, Ohio; and Bowling Green, Kentucky. The Graham-Field Express facilities in Baltimore, Maryland; Cleveland, Ohio; and Bowling Green, Kentucky were opened subsequent to March 31, 1997. Management intends to moderate the growth of the Graham-Field Express program in 1998.

Interest and Other Income

      Interest and other income for the three month period ended March 31, 1998 was $415,000, as compared to $144,000 for the same period in the prior year. The increase is primarily due to interest of approximately $40,000 earned on an advance to P.T. Dharma (see Liquidity and Capital Resources), dividends of $44,000 earned on preferred stock acquired in connection with the sale of the Leather Operations, and net sublease income of approximately $98,000 attributable to certain Fuqua properties.

Cost of Revenues

      Cost of revenues as a percentage of operating revenues was 68.7% for the three months ended March 31, 1998, as compared to 68.4% recorded in the prior year. The Fuqua entities and LaBac contributed higher gross profit margins, partially offset by operating inefficiencies incurred at the Company's Temco manufacturing facility due to the close-down of that facility which is expected to be completed by the end of 1998.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses as a percentage of operating revenues for the three month period ended March 31, 1998 was 28.9% as compared to 23.5% recorded in the same period in the prior year. The increase is primarily attributable to higher corporate office and administrative overhead to absorb and integrate the acquisitions completed in 1997, and the contribution of revenue by the Fuqua entities and LaBac at a higher percentage of selling, general and administrative expenses.

Interest Expense

      Interest expense for the three month period ended March 31, 1998 increased to $2,743,000, as compared to $994,000 for the same period in the prior year. The increase is primarily due to increased borrowings attributable to the Company's growth, expansion of the Graham-Field Express Program, and the sale of the Company's $100 million Senior Subordinated Notes (the "Senior Subordinated Notes") in August 1997.

Net Income

      Income before income taxes for the three months ended March 31, 1998 was $87,000, as compared to $3,710,000 for the same period in the prior year.

      The decrease is primarily due to increased selling, general and administrative expenses as a percentage of operating revenue, and the increase in interest expense.

      The Company had a net loss for the period ended March 31, 1998 of $713,000 as compared to net income of $2,183,000 for the same period last year. The Company recorded income tax expense of $800,000 for the three months ended March 31, 1998, as compared to $1,527,000 for the same period last year. The increase in the effective tax rate for the three month period ended March 31, 1998 is attributable to the non-deductible goodwill associated with acquisitions in relation to the level of pre-tax income. Deferred taxes have not been provided on the undistributed earnings of the foreign entities as it is management's intention to invest such earnings in the entities indefinitely. As of March 31, 1998, the Company had net deferred tax assets, a portion of which was acquired in connection with acquisitions. A full valuation allowance has been recognized to offset the net deferred asset related to certain of the acquired tax attributes. When realized, the tax benefit for those items will be recorded as a reduction of the excess of cost over net assets acquired.

      The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

      The Company had net working capital of $101,790,000 at March 31, 1998, as compared to $97,618,000 at December 31, 1997. The increase in working capital is primarily attributable to working capital generated from operations of $3,949,000, comprised of the net loss of $713,000, adjusted for $3,872,000 of depreciation and amortization expense and $790,000 of deferred tax provisions; plus proceeds of $4,639,000 from the exercise of stock options, offset by payments of $2,551,000 for the purchase of property, plant and equipment and by the receipt of preferred stock (a long-term asset) valued at $1,539,000 as a component of the proceeds from the sale of the Leather Operations.

      Cash used in operations for the three months ended March 31, 1998 was $16,536,000, as compared to $12,183,000 in the same period in the prior year. The principal reason for the increase in cash used in operations was an increase in accounts receivable of $8,739,000, other assets of $3,803,000, and inventory of $460,000. The increase in accounts receivable is due to changes in reimbursement patterns and slowing payments resulting in an increased number of days outstanding for accounts receivable.

      The increase in other assets is due to the advance in February 1998 of $3.5 million to P.T. Dharma, the Company's supplier of commodity wheelchairs, in consideration of the grant of a six month option to purchase the wheelchair assets of P.T. Dharma for a price to be determined. During the option period, the Company is paid interest on the advance at an annual interest rate of 10.3 percent. The advance is collateralized by shares of the capital stock of P.T. Dharma, and is to be applied against the purchase price if a purchase transaction is ultimately consummated. In the event the Company and P.T. Dharma are unable to agree upon the terms of the transaction, the advance is to be returned to the Company.

      The Company periodically evaluates recoverability of its tangible and intangible assets in accordance with SFAS No. 121. In addition, based on projected results for the remainder of 1998, the Company believes that it will be in compliance with the financial covenants contained in its Senior Secured Revolving Credit Facility, as amended (the "Credit Facility"), arranged by IBJ Schroder Business Credit Corporation ("IBJ Schroder"). The Company anticipates that its cash flow from operations, together with its current cash balance, and the proceeds from its Credit Facility will be sufficient to meet its working capital requirements. However, actual results and performance could differ.

      The Credit Facility. The Credit Facility provides for up to $100 million of borrowings on a revolving credit basis, including letters of credit and banker's acceptances, arranged by IBJ Schroder, as agent. The Credit Facility terminates on December 10, 1999. Under the terms of the Credit Facility, borrowings bear interest, at Graham-Field's option, at IBJ Schroder's prime rate (8.50% at March 31, 1998) or 2.25% above LIBOR, or 1.5% above IBJ Schroder's bankers' acceptance rate. The Credit Facility is secured by all of Graham-Field's assets.

      The Credit Facility contains certain customary terms and provisions, including limitations with respect to the repayment or prepayment of principal on subordinated debt, including the Senior Subordinated Notes, the incurrence of additional debt, liens, transactions with affiliates and certain consolidations, mergers and acquisitions and sales of assets. In addition, Graham-Field is prohibited from declaring or paying any dividend or making any distribution on any shares of common stock or preferred stock of Graham-Field (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or applying any of its funds, property or assets to the purchase, redemption or other retirement of any such shares, or of any options to purchase or acquire any such shares. Notwithstanding the foregoing restrictions, Graham-Field is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due BIL under the terms of the Series B and Series C Preferred Stock in any fiscal year, or (ii) 12.5% of the net income of Graham-Field on a consolidated basis, provided that no event of default under the Credit Facility shall have occurred and be continuing or would exist after giving effect to the payment of the dividends. The Credit Facility contains certain financial covenants, including a cash flow coverage and leverage ratio, and an earnings before interest, taxes, depreciation and amortization covenant, as well as the requirement that Graham-Field reduce outstanding borrowings with the net cash proceeds of certain asset sales.

      The Company was not in compliance with certain financial covenants contained in the Credit Facility as of December 31, 1997. On April 13, 1998, these covenants were waived effective as of December 31, 1997 by IBJ Schroder and amended for the balance of the term of the Credit Facility. At March 31, 1998, the Company was in compliance with the financial covenants contained in the Credit Facility.

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

      The net proceeds from the offering of the Senior Subordinated Notes were used to repay $60.3 million of indebtedness under the Credit Facility and $5 million of indebtedness due to BIL. The balance of the proceeds were used for general corporate purposes.

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

Part II.  Other Information

Item 1. Legal Proceedings

      See Note 8 to the Condensed Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.


Item 5.  Other Matters

      On April 17, 1998, the Company, J.B. Fuqua, J. Rex Fuqua and certain members of the Fuqua family and other entities controlled by the Fuqua family (collectively, the "Fuqua Family Stockholders") terminated that certain Stockholders Agreement dated as of September 5, 1997 (the "Fuqua Stockholder Agreement"), by and among the Company, BIL, BIL Securities (Offshore) Ltd. and the Fuqua Family Stockholders, and entered into a new agreement dated as of April 17, 1998 (the "New Fuqua Agreement"), which incorporates certain of the provisions of the Fuqua Stockholder Agreement. Simultaneously with the execution of the New Fuqua Agreement, J. Rex Fuqua resigned from the Board of Directors to pursue his many other interests. Under the terms of the New Fuqua Agreement, the Fuqua Family Stockholders were permitted within a two week period following April 17, 1998 to purchase a number of shares of the Company Common Stock in the open market (the "Permitted Purchases") equal to the greater of (i) 370,000 shares and (ii) a number of shares which, when added to the Fuqua Family Stockholders' current holdings, will not exceed 10% of the outstanding voting power of the capital stock of the Company. The New Fuqua Agreement provides, for among other things, that the Fuqua Family Stockholders will not purchase or acquire any additional shares of the Company Common Stock (other than the Permitted Purchases, and in connection with stock splits, stock dividends and similar transactions applicable to all stockholders of the Company generally). In addition, the New Fuqua Agreement provides that the Fuqua Family Stockholders will not engage in proxy contests, hostile tender offers or other similar transactions currently prohibited by the Existing Fuqua Stockholders Agreement; provided that the Fuqua Family Stockholders shall be free to tender their shares in connection with a third party tender offer for the Company regardless of whether such tender offer is recommended by the Board of Directors of the Company. The New Fuqua Agreement also provides that the Fuqua Family Stockholders will continue to vote their shares of the Company Common Stock consistent with the requirements contained in the Existing Fuqua Stockholders Agreement through and including the 1998 Annual Meeting of stockholders of the Company, after which time they shall be free to vote their shares in their absolute discretion.


Item 6.  Exhibits and Reports on Form 8-K

      Exhibits:

      1. Employment Agreement dated as of April 17, 1998, by and between Graham-Field Health Products, Inc. and Andrew A. Giordano.

      2. Employment Agreement dated as of April 17, 1998, by and between Graham-Field Health Products, Inc. and Richard S. Kolodny.

      3. Employment Agreement dated as of April 17, 1998, by and between Graham-Field Health Products, Inc. and Ralph Liguori.

      4. Employment Agreement dated as of April 17, 1998, by and between Graham-Field Health

            Products, Inc. and Peter Winocur.

      5. Stockholders Agreement dated as of April 17, 1998, by and between Graham-Field Health Products, Inc., certain entities of the Fuqua family, Irwin Selinger, BIL (Far East Holdings) Limited and BIL Securities (Offshore) Ltd.


      Reports on Form 8-K:

      The Company's Current Report on Form 8-K dated as of February 11, 1998 (Date of Event: January 27, 1998).

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                         (Registrant)



Date:    May 14, 1998                            /s/Irwin Selinger
                                         --------------------------------------
                                                   Irwin Selinger
                                              Chairman of the Board and
                                               Chief Executive Officer



Date:    May 14, 1998                            /s/Paul Bellamy
                                         --------------------------------------
                                                    Paul Bellamy
                                               Vice President - Finance
                                             Principal Financial Officer