Form 10-Q
period 1998-06-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1998-08-19
CIK 709136

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549
(MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Transition Period From             to
                               -----------    ------------
Commission file number 1-8801

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               11-2578230
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 400 Rabro Drive East, Hauppauge, New York 11788
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 582-5900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $.025 Par Value --- 31,234,668 shares as of August 11, 1998

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES



                                    I N D E X



Part I.  Financial Information:                                             Page

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  June 30, 1998 (Unaudited) and December 31, 1997
                  (Audited)                                                    3

                  Condensed Consolidated Statements of Operations for
                  the three and six months ended June 30, 1998 and 1997
                  (Unaudited)                                                4-5

                  Condensed Consolidated Statements of Cash Flows for
                  the six months ended June 30, 1998 and 1997 (Unaudited)    6-7

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                               8-19

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      19-25




Part II. Other Information:


         Item 1.  Legal Proceedings                                           26

         Item 4.  Submission of Matters to a Vote of Security Holders         26

         Item 5.  Other Matters                                               26

         Item 6.  Exhibits and Reports on Form 8-K                            26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                              June 30,         December 31,
         ASSETS                                                 1998               1997
                                                            -------------      -------------
                                                             (unaudited)         (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                 $   3,426,000      $   4,430,000
  Accounts receivable - less allowances for doubtful
   accounts of $8,636,000 and $13,199,000, respectively       102,069,000         91,451,000
  Inventories                                                  76,365,000         73,532,000
  Other current assets                                         16,225,000          8,103,000
  Recoverable and prepaid income taxes                          5,225,000          4,422,000
  Deferred tax assets                                          10,843,000         10,695,000
  Asset held for sale                                                  --         61,706,000
                                                            -------------      -------------
         TOTAL CURRENT ASSETS                                 214,153,000        254,339,000

PROPERTY, PLANT AND EQUIPMENT - net                            37,664,000         35,955,000
EXCESS OF COST OVER NET ASSETS ACQUIRED - net of
  accumulated amortization of $15,561,000 and
  $11,512,000, respectively                                   234,433,000        240,071,000
DEFERRED TAX ASSETS                                             3,383,000          3,044,000
OTHER ASSETS                                                   15,611,000         13,709,000
                                                            -------------      -------------
         TOTAL ASSETS                                       $ 505,244,000      $ 547,118,000
                                                            =============      =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Credit facility                                            $ 35,462,000      $  65,883,000
  Current maturities of long-term debt                          1,803,000          2,619,000
  Accounts payable                                             32,541,000         33,888,000
  Accrued expenses                                             42,949,000         54,331,000
                                                            -------------      -------------
         TOTAL CURRENT LIABILITIES                            112,755,000        156,721,000

Long-term debt and Senior Subordinated Notes                  106,933,000        107,733,000
Other long-term liabilities                                    15,144,000         13,816,000
                                                            -------------      -------------
         TOTAL LIABILITIES                                    234,832,000        278,270,000

STOCKHOLDERS' EQUITY:
Series A preferred stock                                               --                 --
Series B preferred stock                                       28,200,000         28,200,000

Series C preferred stock                                        3,400,000          3,400,000
Common stock                                                      799,000            764,000
Additional paid-in capital                                    284,261,000        279,341,000
(Deficit)                                                     (46,227,000)       (42,953,000)
Cumulative translation adjustment                                 (21,000)            96,000
                                                            -------------      -------------

         TOTAL STOCKHOLDERS' EQUITY                           270,412,000        268,848,000

COMMITMENTS AND CONTINGENCIES
                                                            -------------      -------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                            $ 505,244,000      $ 547,118,000
                                                            =============      =============

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                 Three Months Ended                   Six Months Ended
                                                      June 30                              June 30
                                          --------------------------------     --------------------------------
                                               1998               1997              1998               1997
                                          -------------      -------------     -------------      -------------
NET REVENUES:
  Medical equipment and supplies          $  96,936,000      $  62,579,000     $ 194,663,000      $ 118,770,000
  Interest and other income                     520,000            252,000           935,000            396,000
                                          -------------      -------------     -------------      -------------
                                             97,456,000         62,831,000       195,598,000        119,166,000


COSTS AND EXPENSES:
  Cost of revenues                           67,030,000         42,503,000       134,132,000         80,941,000
  Selling, general and administrative        30,239,000         14,765,000        58,449,000         27,958,000
  Interest expense                            3,015,000          1,169,000         5,758,000          2,163,000
                                          -------------      -------------     -------------      -------------
                                            100,284,000         58,437,000       198,339,000        111,062,000
                                          -------------      -------------     -------------      -------------


(LOSS) INCOME BEFORE INCOME
TAXES                                        (2,828,000)         4,394,000        (2,741,000)         8,104,000

INCOME TAX PROVISION
(BENEFIT)                                      (800,000)         1,681,000                --          3,208,000
                                          -------------      -------------     -------------      -------------

NET (LOSS) INCOME                            (2,028,000)         2,713,000        (2,741,000)         4,896,000

PREFERRED STOCK DIVIDENDS                       267,000                 --           533,000                 --
                                          -------------      -------------     -------------      -------------

NET (LOSS) INCOME AVAILABLE
TO COMMON SHAREHOLDERS                    $  (2,295,000)     $   2,713,000     $  (3,274,000)     $   4,896,000
                                          =============      =============     =============      =============

PER SHARE DATA:

Common shares outstanding - basic            31,100,000         20,204,000        30,990,000         19,985,000
Convertible preferred stock                          --          4,435,000                --          4,435,000
Common equivalent shares outstanding                 --            849,000                --            908,000
                                          -------------      -------------     -------------      -------------
Common shares outstanding - diluted          31,100,000         25,488,000        30,990,000         25,328,000


Basic (loss) earnings per share           $        (.07)     $         .13     $        (.11)     $         .24
Diluted (loss) earnings per share         $        (.07)     $         .11     $        (.11)     $         .19


See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                                           Six Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                         1998              1997
                                                                     ------------      ------------
OPERATING ACTIVITIES
 Net (loss) income                                                   $ (2,741,000)     $  4,896,000
 Adjustments to reconcile net  (loss) income
    to net cash used in operating activities:
     Depreciation and amortization                                      7,470,000         2,662,000
     Deferred income taxes                                                     --           911,000
     Provisions for losses on accounts receivable                       1,263,000           295,000
     Changes in operating assets and liabilities:
        Accounts receivable                                           (11,758,000)      (14,832,000)
        Inventories                                                    (3,250,000)       (2,416,000)
        Other current assets and
          recoverable and prepaid income taxes                         (5,854,000)       (2,949,000)
        Accounts payable, accrued expenses and other liabilities      (13,173,000)       (6,360,000)
                                                                     ------------      ------------
                  NET CASH USED IN OPERATING                          (28,043,000)      (17,793,000)
                           ACTIVITIES


INVESTING ACTIVITIES
 Purchases of property, plant and equipment                            (5,168,000)       (1,643,000)
 Proceeds from sale of asset held for sale                             60,167,000                --
 Acquisitions, net of cash acquired                                      (419,000)       (1,003,000)
 Increase in excess of cost over net assets acquired                           --          (559,000)
 Net decrease in other assets                                            (543,000)         (802,000)
                                                                     ------------      ------------
                  NET CASH PROVIDED BY (USED IN)
                            INVESTING ACTIVITIES                     $ 54,036,000      $ (4,007,000)


See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                 --------------------------------
                                                                                     1998               1997
                                                                                 -------------      -------------
FINANCING ACTIVITIES:
Proceeds from credit facility and long-term debt                                 $ 191,090,000      $ 118,763,000
Principal payments on credit facility and long-term debt                          (222,774,000)       (80,658,000)
Payments on acceptances                                                                     --        (16,300,000)
Proceeds from exercise of stock options                                              4,687,000            591,000
                                                                                 -------------      -------------
   NET CASH (USED IN) PROVIDED BY                                                  (26,997,000)        22,396,000
         FINANCING ACTIVITIES

   (DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                                           (1,004,000)           596,000

   CASH AND CASH EQUIVALENTS AT
         BEGINNING OF PERIOD                                                         4,430,000          1,241,000
                                                                                 -------------      -------------

   CASH AND CASH EQUIVALENTS AT
         END OF PERIOD                                                           $   3,426,000      $   1,837,000
                                                                                 =============      =============

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                                                    $   6,228,000      $   1,680,000
                                                                                 =============      =============

Income taxes paid                                                                $     237,000      $     339,000
                                                                                 =============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
         INVESTING AND FINANCING ACTIVITIES:

Investment in preferred stock received as
  partial proceeds from sale of asset                                            $   1,539,000
                                                                                 =============

Decrease in excess of cost over net assets acquired
  offset by increase in other current assets                                     $   2,385,000
                                                                                 =============

Increase in excess of cost over net assets acquired
  offset by adjustments to property, plant and
  equipment, inventory, prepaid and deferred taxes,
  accrued expense and debt                                                       $     375,000
                                                                                 =============

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

1.       GENERAL

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 (unaudited), the results of operations for the three months and the six months ended June 30, 1998 and 1997 (unaudited) and the statements of cash flows for the six months ended June 30, 1998 and 1997 (unaudited).

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

         Inventories at June 30, 1998 have been valued at standard cost for manufactured goods and at average cost for other inventories based primarily on perpetual records or the gross profit method.

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires foreign translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income, net of tax effect.

         During the three and six months ended June 30, 1998, total comprehensive (loss) income amounted to ($2,093,000) and ($2,810,000), respectively, as compared with $2,748,000 and $4,938,000 for the same periods in 1997.

         The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of results for the full year.

         Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.       EARNINGS PER SHARE

         Earnings per share amounts are calculated in accordance with SFAS No. 128 "Earnings per Share." Diluted earnings per share is calculated for the three and six months ended June 30, 1997 assuming the conversion of the Series B and Series C Cumulative Convertible Preferred Stock and elimination of the related dividends and conversion of dilutive common equivalent shares outstanding using the treasury stock method. Conversion of the preferred stock and common stock equivalent shares was not assumed for the three and six months ended June 30, 1998 since the result would have been antidilutive.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

3.       INVENTORIES

         Inventories consist of the following:

                               June 30,      December 31,
                                1998            1997
                             -----------     -----------
         Raw materials       $16,103,000     $16,553,000
         Work-in-process       7,982,000       6,735,000
         Finished goods       52,280,000      50,244,000
                             -----------     -----------
                             $76,365,000     $73,532,000
                             ===========     ===========

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                June 30,       December 31,
                                 1998              1997
                             ------------      ------------
Land and buildings           $ 17,968,000      $ 16,358,000
Equipment                      30,236,000        29,831,000
Furniture and fixtures          2,411,000         1,297,000
Leasehold improvements          3,512,000         3,089,000
Construction in progress        2,501,000         2,191,000
                             ------------      ------------
                             $ 56,628,000      $ 52,766,000
Accumulated depreciation
and amortization              (18,964,000)      (16,811,000)
                             ------------      ------------

                             $ 37,664,000      $ 35,955,000
                             ============      ============

5.       INCOME TAXES

         At June 30, 1998, the Company has net deferred tax assets of approximately $14,226,000, which consist principally of net operating loss carryforwards, reserves and restructuring charges not currently deductible for tax return purposes. A valuation allowance of approximately $14,500,000 has been provided against certain gross deferred tax assets of the Company, of which approximately $13,300,000 are attributable to the acquired net operating loss carryforwards and other deferred tax assets of Everest & Jennings International Ltd. ("Everest & Jennings"). When realized, the tax benefit for those items will be recorded as a reduction of the excess of cost over net assets acquired. In addition, the Company has a valuation allowance of approximately $1,200,000 against a portion of its remaining gross deferred tax assets as a result of recent acquisitions. The amount of the net deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

         The Company has not provided any income taxes or benefit for the six months ended June 30, 1998 reflecting the impact of nondeductible goodwill amortization expense on the statutory Federal rate for 1998.

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

         The acquisition of Fuqua has been accounted for under the purchase method of accounting and, accordingly, the operating results of Fuqua have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired is approximately $132,500,000, as adjusted, which is being amortized on a straight line basis over 30 years. The purchase price allocations were made on a preliminary basis, and are subject to additional adjustment.

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

                   Three Months      Six Months
                       Ended           Ended
                   June 30, 1997    June 30, 1997
                   -------------    ------------
Net revenues:
  Graham-Field     $ 57,828,000     $109,160,000
  Medapex             5,003,000       10,006,000
                   ------------     ------------
  Combined         $ 62,831,000     $119,166,000

Net income:
  Graham-Field     $  2,616,000     $  4,700,000
  Medapex                97,000          196,000
                   ------------     ------------
  Combined         $  2,713,000     $  4,896,000

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

         On June 25, 1997, the Company acquired all of the capital stock of LaBac Systems, Inc., a Colorado corporation ("LaBac"), in a merger transaction pursuant to an Agreement and Plan of Merger dated June 25, 1997, by and among the Company, LaBac Acquisition Corp., a wholly-owned subsidiary of the Company, LaBac, Gregory A. Peek and Michael L. Peek (collectively, the "LaBac Selling Stockholders"). In connection with the acquisition, LaBac became a wholly-owned subsidiary of the Company, and the LaBac Selling Stockholders received in the aggregate 772,557 shares of Company Common Stock valued at $11.77 per share in exchange for all of the issued and outstanding shares of the capital stock of LaBac. The Company also entered into a three (3) year consulting agreement with the LaBac Selling Stockholders and an entity controlled by the LaBac Selling Stockholders, and non-competition agreements with each of the LaBac Selling Stockholders. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over net assets acquired amounted to approximately $7.7 million, as adjusted.

         On March 7, 1997, Everest & Jennings, Inc., a wholly-owned subsidiary of the Company, acquired Kuschall of America, Inc. ("Kuschall"), a manufacturer of pediatric wheelchairs, high-performance adult wheelchairs and other rehabilitation products, for a purchase price of $1.5 million representing the net book value of Kuschall. The purchase price was paid by the issuance of 116,154 shares of Company Common Stock valued at $13.00 per share, of which 23,230 shares were delivered into escrow. The escrow shares will be released on March 7, 1999, subject to any purchase price adjustments in favor of the Company and claims for indemnification. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date.

         On February 28, 1997, Everest & Jennings Canadian Limited ("Everest & Jennings Canada"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2.9 million (Canadian Dollars) (approximately U.S. $2.15 million). The purchase price was paid by the issuance of 187,733 shares of the Company Common Stock valued at $11.437 per share. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $2.5 million.

         The following summary presents unaudited pro forma consolidated results of operations for the six months ended June 30, 1997 as if the acquisitions described above occurred at the beginning of 1997. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired. The pro forma information does not include the write-off of certain purchased in-process research and development costs of $3.3 million, and merger, restructuring and other related charges of $31,202,000 associated with the Company's strategic restructuring initiatives recorded in the fourth quarter ended December 31, 1997.

                                              Pro Forma
                                          Six Months Ended
                                            June 30, 1997
                                          ----------------
Net Revenues                                $182,439,000
                                            ------------

Income Before Income Taxes                  $  8,667,000

Income Taxes                                $  4,145,000
                                            ------------

Net Income                                  $  4,522,000
                                            ============

Net income per common share:

Net income                                  $  4,522,000

Preferred stock dividends                             -- (a)
                                            ------------

Net income available to common              $  4,522,000
                                            ============
  shareholders

Common shares outstanding - basic             30,254,000
                                            ------------

Convertible preferred stock                    4,435,000
Incremental shares using treasury stock
  method                                       1,272,000
                                            ------------
Common shares outstanding - diluted           35,961,000
                                            ============

Basic earnings per share                    $        .15
Diluted earnings per share                  $        .13

(a) Assumes conversion of the preferred stock and elimination of any dividends relating to such preferred stock.

7.       ACQUISITION INTEGRATION AND RESTRUCTURING PLAN

         In connection with the acquisition of Fuqua on December 30, 1997, the Company adopted a plan to implement certain strategic restructuring initiatives (the "Restructuring Plan") and recorded restructuring reserves of $23,470,000. The plan consists of a broad range of efforts, including the consolidation of the Company's Temco manufacturing operations in New Jersey into Fuqua's Lumex manufacturing facility in New York and relocation of the Company's corporate headquarters to the Lumex facility. In addition, the Company plans to consolidate certain distribution facilities and other operations in an effort to improve manufacturing, distribution and operating efficiencies.

         Throughout 1998, the Company will continue to evaluate its Restructuring Plan and additional restructuring charges may be necessary.

         The following summarizes the activity in the restructuring reserves for the six months ending June 30, 1998:

                    Merger and
                   Restructuring                                                                Reserve
                     charges         Write-offs and    Reserve Balances     Write-offs and      Balances
                   recorded in        cash payments       December 31,       cash payments      June 30,
                      1997               in 1997              1997              in 1998           1998
                   ------------      --------------    ----------------     --------------    -----------
Exit costs         $18,237,000        $(1,294,000)        $16,943,000        $  (658,000)     $16,285,000

Severance              650,000                 --             650,000           (122,000)         528,000

Merger related       4,583,000         (1,788,000)          2,795,000         (2,245,000)         550,000
                   -----------        -----------         -----------        -----------      -----------

Total reserves     $23,470,000        $(3,082,000)        $20,388,000        $(3,025,000)     $17,363,000
                   ===========        ===========         ===========        ===========      ===========

8.       LEGAL PROCEEDINGS

         Following the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the Company and certain of its directors and officers were named as defendants in at least thirteen putative class action lawsuits filed primarily in the United States District Court for the Eastern District of New York on behalf of all purchasers of the Company Common Stock (including former Fuqua shareholders who received shares of the Company Common Stock when the Company acquired Fuqua in December 1997) during various periods within the time period May 1997 to March 1998. The complaints assert claims against the Company and the other defendants for violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the Company's business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company Common Stock was artificially inflated during the putative class periods. Several of the complaints focus on statements made concerning the Company's integration of its various recent acquisitions. The plaintiffs seek unspecified compensatory damages and costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative classes. The Company believes that it has complied with all of its obligations under the Federal securities laws, considers the plaintiffs' allegations to be without merit and intends to defend these suits vigorously.

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

         In November 1997, the Lumex Division received the results of additional ground water testing that had been performed in August and September 1997. The results revealed significantly lower concentrations of contaminants than were known at the time the "Ground Water Work Plan" was prepared in March 1997. Due to the relatively low levels of contaminants detected, the Lumex Division proposed sampling the groundwater on a quarterly basis for two years to ensure that the groundwater was not significantly affected. In January and April 1998, additional confirmatory samples were taken and analyzed. These analytical results provide further support that the groundwater is not significantly contaminated. The Lumex Division will continue to monitor the quality of the groundwater to confirm that it remains acceptable.

         At June 30, 1998, the Lumex Division had reserves for remediation costs and additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division has not assumed that any such costs would be recoverable from third parties nor has the Lumex Division discounted any of its estimated costs, although a portion of the remediation work plan will be performed over a period of years.

         The amount of environmental liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed.

         On April 3, 1996, Fuqua acquired certain assets of the Lumex Division from Cybex International, Inc. (formerly, Lumex, Inc.). The purchase price for the Lumex Division was $40.7 million, subject to a final purchase price adjustment in the asset sale agreement. The final purchase price adjustment was disputed and, pursuant to the asset sale agreement, was to be resolved through arbitration. On April 18, 1997, the seller obtained an interim stay of the arbitration proceedings pending a hearing on May 9, 1997. On May 9, 1997, the New York County Supreme Court vacated its stay of the arbitration proceedings and directed Fuqua and the seller to proceed to arbitration. On June 10, 1997, the seller filed a motion for a stay of arbitration pending the hearing and determination of the seller's appeal with the Appellate Division of the New York County Supreme Court. On June 24, 1997, the Appellate Division denied the seller's motion to stay the arbitration proceedings pending appeal. Accordingly, Fuqua and the seller continued the arbitration proceedings. The Appellate Division subsequently affirmed the Supreme Court's denial of the stay, and seller's motion for reconsideration has been denied. On February 13, 1998, the arbitrator accepted $3,179,685 in claims by Fuqua, with interest of $350,690, yielding a net award to Fuqua of $2,384,606, which has been included in other current assets in the accompanying Condensed Consolidated Balance Sheets. Such amount was recorded as a reduction of the excess of cost over net assets acquired at June 30, 1998. On July 30, 1998, the Company received a payment of $2,468,358 from Cybex. The Company believes, however, that this payment does not adequately or completely satisfy the New York judgment and intends to file a motion to resettle the New York judgment.

         In March 1997, Fuqua gave notice to the seller to preserve Fuqua's indemnification rights provided in the asset sale agreement.

         In February 1998, Fuqua filed in the State Court of Fulton County a lawsuit against the seller and certain former officers and it states claims for fraud, breach of warranty, negligent misrepresentation, Georgia RICO, and attorney's fees. Defendants filed an answer and counterclaim on April 7, 1998, denying liability and asserting fifteen defenses. Defendant Cybex has asserted four counterclaims, seeking $1,284,288 in damages, plus attorneys' fees and costs. Fuqua believes that the counterclaims lack merit for several reasons, including, among others, that the putative claim for $1,284,288, was decided adversely to Cybex in the arbitration. On July 31, 1998, Cybex and the defendants filed a motion to dismiss. The individual defendants have moved to dismiss based on an alleged lack of personal jurisdiction, and Cybex has moved to dismiss on substantive grounds as to certain counts. The Company believes the motion to dismiss lacks merit and intends to oppose it vigorously.

         On August 3, 1998, the Company and another defendant were served with a lawsuit initiated by JOFRA Enterprises, Inc. ("JOFRA") in New York State Supreme Court, Westchester County. The complaint seeking damages of $25,000,000 alleges that the Company's hiring of a certain officer and employees of JOFRA constituted, among other things, unfair competition and wrongful appropriation of business opportunities. The Company considers the plaintiff's allegations to be without merit and intends to defend this lawsuit vigorously.

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

9.   SELINGER SEPARATION AGREEMENT

         On July 29, 1998, Irwin Selinger resigned as Chairman of the Board, Chief Executive Officer and President of the Company, and entered into a separation agreement (the "Separation Agreement") with the Company. The Separation Agreement provides for (i) the continuation of Mr. Selinger's (a) base salary of $550,000 through July 31, 1999, (b) healthcare and insurance benefits through July 8, 2001, and (c) automobile lease payments and associated automobile expenses through July 8, 2001, (ii) the forgiveness of Mr. Selinger's $2.2 million loan in consideration of Mr. Selinger's repayment of $500,000 on June 30, 1999, (iii) a three (3) year non-competition agreement, (iv) the continuation of Mr. Selinger's split dollar life insurance policy in accordance with the terms of Mr. Selinger's divorce judgment, (v) a non-disparagement agreement, (vi) mutual releases, and (vii) the continuation of the Company's indemnification provisions for Mr. Selinger. The Company will record the financial effects of the Separation Agreement in the third quarter ending September 30, 1998.

         Simultaneously with Mr. Selinger's resignation, Rodney F. Price, the Chairman of Thistle Hotels PLC and a consultant to Brierley Investments Ltd., ("Brierley") a New Zealand investment holding company, was appointed Chairman of the Board and Chief Executive Officer of Graham-Field. Mr. Price was formerly the Chairman of Everest & Jennings and an executive director of Brierley. Brierley currently holds approximately 24% of the voting power of the capital stock of the Company. Paul Bellamy, the Chief Financial Officer of the Company was named President and Chief Operating Officer.

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

Operating Revenues

         Operating revenues for the quarter and six month period ended June 30, 1998 were $96,936,000 and $194,663,000, respectively, representing an increase of approximately 55% and 64%, respectively over the same periods in the prior year. Revenues for the quarter and six month period ended June 30, 1998 included revenues of approximately $25.7 million and $50.3 million, respectively attributable to the results for the Fuqua entities acquired on December 30, 1997, as well as the revenues of five additional companies acquired in 1997 (see
Note 6 to the Condensed Consolidated Financial Statements). The Company's revenues for the quarter and six month period ended June 30, 1998 increased approximately 4% and 7%, respectively, as compared to the same periods in the prior year on a pro forma basis (as if all acquisitions completed in 1997 were recorded as of January 1, 1997). The increase in overall operating revenues was primarily attributable to the six acquisitions completed in 1997, the growth of the Company's "Graham-Field Express" program and expansion of the Company's Consolidation Advantage Program ("CAP"). Management believes that intense competition within the healthcare industry will continue in 1998.

         In March 1996, Graham-Field Express was introduced to offer "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including Lumex and Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. As of June 30, 1998, the Company had opened seven (7) Graham-Field Express facilities operating in the Bronx, New York; San Juan, Puerto Rico; Dallas, Texas; Baltimore, Maryland; Cleveland, Ohio; Louisville, Kentucky; and Boston, Massachusetts. The Graham-Field Express facility in Baltimore, Maryland began operations in the second quarter of 1997; the Cleveland, Ohio; and Bowling Green, Kentucky facilities were opened in the third quarter of 1997. The Louisville, Kentucky facility (replacing the Bowling Green location) and the Boston, Massachusetts facility began operations in the second quarter of 1998. Management intends to moderate the growth of the Graham-Field Express program in 1998.

Interest and Other Income

         Interest and other income for the three and six month periods ended June 30, 1998 was $520,000, and $935,000, respectively as compared to $252,000 and $396,000 for the same periods in the prior year. The increase is primarily due to interest of approximately

$90,000 and $130,000, respectively, earned on an advance to P.T. Dharma (see Liquidity and Capital Resources), dividends of $44,000 and $125,000, respectively, earned on preferred stock acquired in connection with the sale of the Leather Operations, and net sublease income of approximately $98,000 and $145,000, respectively, attributable to certain Fuqua properties.

Cost of Revenues

         Cost of revenues as a percentage of operating revenues was 69.1% and 68.9% respectively for the three and six month periods ended June 30, 1998, as compared to 67.9% and 68.1% recorded in the prior year. The Fuqua entities and LaBac contributed higher gross profit margins, offset in large part, by a higher mix of redistributed product primarily through the expansion of the GF Express program, which historically earns lower gross profit margins and by operating inefficiencies incurred at the Company's Temco manufacturing facility due to the close-down of that facility which is expected to be completed in 1998.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of operating revenues for the three and six month periods ended June 30, 1998 were 31.2% and 30.0% as compared to 23.6% and 23.5% recorded in the same periods in the prior year. The increase is primarily attributable to higher corporate office and administrative overhead to integrate the acquisitions completed in 1997, and the contribution of revenue by the Fuqua entities and LaBac at a higher percentage of selling, general and administrative expenses.

Interest Expense

         Interest expense for the three and six month periods ended June 30, 1998 increased to $3,015,000 and $5,758,000, respectively, as compared to $1,169,000 and $2,163,000 for the same periods in the prior year. The increase is primarily due to increased borrowings attributable to the Company's growth, expansion of the Graham-Field Express Program, and the sale of the Company's $100 million Senior Subordinated Notes (the "Senior Subordinated Notes") in August 1997.

Net Income

         The Company had a loss before income taxes of $2,828,000 and $2,741,000, respectively for the three and six month periods ended June 30, 1998 as compared to income before income taxes of $4,394,000 and $8,104,000 for the same periods in the prior year.

         The decrease is primarily due to reduced margins, increased selling, general and administrative expenses as a percentage of operating revenue, and the increase in interest expense.

         The Company had a net loss for the three and six month periods ended June 30, 1998 of $2,028,000 and $2,741,000, respectively as compared to net income of $2,713,000 and $4,896,000, for the same periods last year. The Company has not provided any income taxes or benefit for the six month period ended June 30, 1998 reflecting the impact of nondeductible goodwill amortization expense on the statutory Federal rate for 1998. The Company recorded income tax provisions of $1,681,000 and $3,208,000 for the same period last year. Deferred taxes have not been provided on the undistributed earnings of the foreign entities as it is management's intention to invest such earnings in the entities indefinitely.

         The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

         The Company had net working capital of $101,398,000 at June 30, 1998, as compared to $97,618,000 at December 31, 1997. The increase in working capital is primarily attributable to working capital generated from operations of $4,729,000, comprised of the net loss of $2,741,000, adjusted for $7,470,000 of depreciation and amortization expense, plus proceeds of $4,687,000 from the exercise of stock options and the recording of a receivable for a $2,385,000 settlement from Cybex (see Note 8 to the Condensed Consolidated Financial Statements), offset by payments of $5,168,000 for the purchase of property, plant and equipment, the receipt of preferred stock (a long-term asset) valued at $1,539,000 as a component of the proceeds from the sale of the Leather Operations and goodwill and acquisition adjustments totalling approximately $765,000.

         Cash used in operations for the six months ended June 30, 1998 was $28,043,000, as compared to $17,793,000 in the same period in the prior year. The principal reason for the increase in cash used in operations was a $2,829,000 decrease in net income (adjusted for the change in depreciation and amortization expense), a decrease in accrued expenses primarily relating to payments against restructuring reserves (See Note 7 to the Condensed, Consolidated Financial Statements) and acquisition related accruals and an increase in other assets.

         Management anticipates utilizing approximately $3,000,000 in cash during the remainder of 1998 related to the restructuring and merger accruals recorded in 1997.

         The increase in other assets includes an advance in February 1998 of $3.5 million to P.T. Dharma, the Company's supplier of commodity wheelchairs, in consideration of the grant of an option to purchase the wheelchair assets of P.T. Dharma for a price to be determined. During the option period which expires on January 31, 1999, the Company is paid interest on the advance at an annual interest rate of 10.3 percent. The advance is collateralized by shares of the capital stock of P.T. Dharma, and is to be applied against the purchase price if a purchase transaction is ultimately consummated. In the event the Company and P.T. Dharma are unable to agree upon the terms of the transaction, the advance is to be returned to the Company.

         As at December 31, 1997, the allowance for doubtful accounts receivable was increased $5,000,000 to reflect increased credit risk due to the anticipated impact of state medicare reimbursement and procurement policies for certain product lines and the extended payment terms being taken by the Company's customers. During the six months ended June 30, 1998, $5,598,000 of fully reserved accounts receivable was written off against the related reserve for doubtful accounts.

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

         The Credit Facility. As of June 30, 1998, the Company was not in compliance with certain financial covenants contained in the Credit Facility. On August 18, 1998, the Credit Facility was amended (the "August 1998 Amendment") to provide for, among other things, the waiver of the financial covenant defaults effective as of June 30, 1998 and the amendment of the financial covenants for the balance of the term of the Credit Facility. In connection with the August 1998 Amendment, the Company's line of credit, which provides for borrowings on a revolving credit basis, subject to availability formulas, including letters of credit and other terms and conditions, was reduced from $100 million to $80 million. At June 30, 1998, the Company had availability to borrow up to approximately $55 million under the Credit Facility, of which approximately $35 million was utilized. Effective as of August 18, 1998, borrowings bear interest at IBJ Schroder's prime rate (8.50% at June 30, 1998) plus 1%. Prior to August 18, 1998, borrowings bore interest at Graham-Field's option, at IBJ Schroder's prime rate or 2.25% above LIBOR, or 1.5% above IBJ Schroder's banker's acceptance rate. The Credit Facility is secured by all of the assets of Graham-Field and the capital stock of certain of its subsidiaries.

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

Part II.  Other Information

Item 1. Legal Proceedings

         See Note 8 to the Condensed Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Matters

         On July 29, 1998, Irwin Selinger resigned as Chairman of the Board, Chief Executive Officer and President of the Company, and entered into a separation agreement (the "Separation Agreement") with the Company. For a description of the terms and provisions of the Separation Agreement, see the Company's Current Report on Form 8-K dated as of August 11, 1998.

         Simultaneously with Mr. Selinger's resignation, Rodney F. Price, the Chairman of Thistle Hotels PLC and a consultant to Brierley Investments Ltd. ("Brierley"), a New Zealand investment holding company, was appointed Chairman of the Board and Chief Executive Officer of the Company. Mr. Price was formerly the Chairman of Everest & Jennings International Ltd. and an executive director of Brierley. Brierley currently holds approximately 24% of the voting power of the capital stock of the Company. Paul Bellamy, the Chief Financial Officer of the Company was named President and Chief Operating Officer.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         Exhibit No. 10. Waiver and Amendment No. 6 to Revolving Credit and Security Agreement dated as of August 18, 1998.

         Reports on Form 8-K:

         The Company's Current Report on Form 8-K dated as of August 11, 1998 (Date of Event: July 29, 1998).

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                       (Registrant)


                                       /s/Rodney F. Price
                                       -----------------------------------
                                       Rodney F. Price
                                       Chairman of the Board and
                                          Chief Executive Officer





Date:    August 18, 1998               /s/Paul Bellamy
                                       -----------------------------------
                                       Paul Bellamy
                                       Vice President - Finance
                                          Principal Financial Officer