Form 10-Q
period 1998-09-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1998-11-13
CIK 709136

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549
(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1998

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes ___   No ___

                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.025 Par Value --- 31,311,265 shares as of November 9, 1998

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES


                                    I N D E X


Part I.  Financial Information:                                             Page

      Item 1. Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  September 30, 1998 (Unaudited) and December 31, 1997
                  (Audited)                                                    3

                  Condensed Consolidated Statements of Operations for
                  the three and nine months ended September 30, 1998
                  and 1997 (Unaudited)                                         4

                  Condensed Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 1998 and 1997
                  (Unaudited)                                                5-6

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                               7-16

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          17-22

Part II. Other Information:

      Item 1. Legal Proceedings                                               23

      Item 6. Exhibits and Reports on Form 8-K                                24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                        September 30,      December 31,
         ASSETS                                             1998              1997
                                                        -------------     -------------
                                                         (unaudited)        (audited)
CURRENT ASSETS:
  Cash and cash equivalents                             $   3,580,000     $   4,430,000
  Accounts receivable - less allowances
  of $8,890,000 and $13,199,000, respectively             103,555,000        91,451,000
  Inventories                                              67,597,000        73,532,000
  Other current assets                                     16,135,000         8,103,000
  Recoverable and prepaid income taxes                      5,224,000         4,422,000
  Deferred tax assets                                      10,326,000        10,695,000
  Asset held for sale                                              --        61,706,000
                                                        -------------     -------------
         TOTAL CURRENT ASSETS                             206,417,000       254,339,000

PROPERTY, PLANT AND EQUIPMENT - net                        38,768,000        35,955,000

EXCESS OF COST OVER NET ASSETS ACQUIRED
  net of accumulated amortization of $17,535,000 and
  $11,512,000, respectively                               231,958,000       240,071,000

DEFERRED TAX ASSETS                                         5,292,000         3,044,000

OTHER ASSETS                                               13,041,000        13,709,000
                                                        -------------     -------------
         TOTAL ASSETS                                   $ 495,476,000     $ 547,118,000
                                                        =============     =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Credit facility                                       $  40,022,000     $  65,883,000
  Current maturities of long-term debt                      1,601,000         2,619,000
  Accounts payable                                         27,476,000        33,888,000
  Accrued expenses                                         39,049,000        54,331,000
                                                        -------------     -------------
         TOTAL CURRENT LIABILITIES                        108,148,000       156,721,000

Long-term debt and Senior Subordinated Notes              106,756,000       107,733,000
Other long-term liabilities                                15,918,000        13,816,000
                                                        -------------     -------------
         TOTAL LIABILITIES                                230,822,000       278,270,000
                                                        -------------     -------------

STOCKHOLDERS' EQUITY:
Series A preferred stock                                           --                --
Series B preferred stock                                   28,200,000        28,200,000
Series C preferred stock                                    3,400,000         3,400,000
Common stock                                                  800,000           764,000
Additional paid-in capital                                284,495,000       279,341,000
(Deficit)                                                 (51,657,000)      (42,953,000)
Cumulative translation adjustment                            (584,000)           96,000
                                                        -------------     -------------

         TOTAL STOCKHOLDERS' EQUITY                       264,654,000       268,848,000
                                                        -------------     -------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                        $ 495,476,000     $ 547,118,000
                                                        =============     =============

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)




                                               Three Months Ended                  Nine Months Ended
                                                  September 30                        September 30
                                         -------------------------------    -------------------------------
                                             1998              1997             1998              1997
                                         -------------     -------------    -------------     -------------
NET REVENUES:
  Medical equipment and supplies         $  93,831,000     $  70,745,000    $ 288,494,000     $ 189,515,000
  Interest and other income                    685,000           363,000        1,620,000           759,000
                                         -------------     -------------    -------------     -------------
                                            94,516,000        71,108,000      290,114,000       190,274,000
                                         -------------     -------------    -------------     -------------
COSTS AND EXPENSES:
  Cost of revenues                          65,075,000        47,159,000      199,207,000       128,100,000
  Selling, general and administrative       29,157,000        16,018,000       87,606,000        43,976,000
  Separation charges                         3,348,000                --        3,348,000                --
  Interest expense                           3,387,000         2,394,000        9,145,000         4,557,000
                                         -------------     -------------    -------------     -------------
                                           100,967,000        65,571,000      299,306,000       176,633,000
                                         -------------     -------------    -------------     -------------
(LOSS) INCOME BEFORE INCOME
TAXES                                       (6,451,000)        5,537,000       (9,192,000)       13,641,000

INCOME TAX (BENEFIT)
PROVISION                                   (1,287,000)        2,187,000       (1,287,000)        5,395,000
                                         -------------     -------------    -------------     -------------
NET (LOSS) INCOME                           (5,164,000)        3,350,000       (7,905,000)        8,246,000

PREFERRED STOCK DIVIDENDS                      266,000                --          799,000                --
                                         -------------     -------------    -------------     -------------
NET (LOSS) INCOME AVAILABLE
   TO COMMON SHAREHOLDERS                $  (5,430,000)    $   3,350,000    $  (8,704,000)    $   8,246,000
                                         =============     =============    =============     =============
PER SHARE DATA:

Common shares outstanding - basic           31,244,000        21,078,000       31,079,000        20,363,000
Convertible preferred stock                         --         4,435,000               --         4,435,000
Common equivalent shares outstanding                --         1,226,000               --         1,090,000
                                         -------------     -------------    -------------     -------------
Common shares outstanding - diluted         31,244,000        26,739,000       31,079,000        25,888,000
                                         -------------     -------------    -------------     -------------
Basic (loss) earnings per share          $        (.17)    $         .16    $        (.28)    $         .40
Diluted (loss) earnings per share        $        (.17)    $         .13    $        (.28)    $         .32

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                    -----------------------------
                                                                        1998             1997
                                                                    ------------     ------------
OPERATING ACTIVITIES:
 Net (loss) income                                                  $ (7,905,000)    $  8,246,000
 Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
     Depreciation and amortization                                    11,306,000        4,700,000
     Deferred income taxes                                            (1,287,000)         935,000
     Provisions for losses on accounts receivable                      1,816,000        1,538,000
     Loss on disposal of property, plant and equipment                    77,000               --
     Non cash separation charges                                       3,187,000               --
     Gain on sale of marketable securities                                    --          (41,000)
     Changes in operating assets and liabilities:
        Accounts receivable                                          (13,798,000)     (24,519,000)
        Inventories                                                    5,519,000       (6,732,000)
        Other current assets and
         recoverable and prepaid income taxes                         (8,121,000)      (4,672,000)
        Accounts payable, accrued expenses and other liabilities     (22,894,000)      (8,468.000)
                                                                    ------------     ------------
                  NET CASH USED IN OPERATING ACTIVITIES              (32,100,000)     (29,013,000)
                                                                    ------------     ------------

INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                           (8,060,000)      (3,637,000)
 Proceeds from sale of asset held for sale                            60,167,000               --
 Purchases of marketable securities                                           --      (97,216,000)
 Proceeds from sale of marketable securities                                  --       84,497,000
 Acquisitions, net of cash acquired                                     (419,000)     (10,006,000)
 Decrease in excess of cost over net assets acquired                   2,338,000               --
 Net decrease (increase) in other assets                                   5,000       (1,657,000)
                                                                    ------------     ------------
                  NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                              $ 54,031,000     $(28,019,000)
                                                                    ------------     ------------

See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                  September 30, 1998
                                                            -------------------------------
                                                                1998              1997
                                                            -------------     -------------
FINANCING ACTIVITIES:
Proceeds from credit facility and long-term debt            $ 279,523,000     $ 147,138,000
Principal payments on credit facility and long-term debt     (307,026,000)     (162,352,000)
Proceeds on exercise of stock options                           4,722,000         1,052,000
Proceeds from issuance of Senior Subordinated Notes                             100,000,000
Payments on acceptances payable, net                                            (19,800,000)
Payments for note issue costs                                                    (4,565,000)
                                                            -------------     -------------
         NET CASH (USED IN) PROVIDED BY
         FINANCING ACTIVITIES                                 (22,781,000)       61,473,000
                                                            -------------     -------------
(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                            $    (850,000)    $   4,441,000

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                         $   4,430,000     $   1,241,000
                                                            -------------     -------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                               $   3,580,000     $   5,682,000
                                                            =============     =============
SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                               $  11,692,000     $     427,000
                                                            =============     =============
Income taxes paid                                           $     135,000     $   1,804,000
                                                            =============     =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Investment in preferred stock received as
  partial proceeds from sale of asset                       $   1,539,000     $          --
                                                            =============     =============
Increase in excess of cost over net assets acquired
  offset by adjustments to property, plant and
  equipment, inventory, prepaid and deferred taxes,
  accrued expense and debt                                  $     375,000     $          --
                                                            =============     =============

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


1.       GENERAL

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 (unaudited), the results of operations for the three months and the nine months ended September 30, 1998 and 1997 (unaudited) and the statements of cash flows for the nine months ended September 30, 1998 and 1997 (unaudited).

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

         Inventories at September 30, 1998 have been valued at standard cost for manufactured goods and at average cost for other inventories based primarily on perpetual records or the gross profit method.

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires foreign translation adjustments, net of tax, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

         During the three and nine months ended September 30, 1998 and 1997, total comprehensive (loss) income amounted to $(5,496,000) and $(8,306,000), respectively, as compared with $3,351,000 and $8,289,000 for the same periods in 1997.

         The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of results for the full year.

         Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.       EARNINGS PER SHARE

         Earnings per share amounts are calculated in accordance with SFAS No. 128 "Earnings per Share." Diluted earnings per share is calculated for the three and nine months ended September 30, 1997 assuming the conversion of the Series B and Series C Cumulative Convertible Preferred Stock and elimination of the related dividends and conversion of dilutive common equivalent shares outstanding using the treasury stock method. Conversion of the preferred stock and common stock equivalent shares was not assumed for the three and nine months ended September 30, 1998 since the result would have been antidilutive.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


3.       INVENTORIES

         Inventories consist of the following:

                                              September 30,         December 31,
                                                  1998                  1997
                                             --------------        -------------
         Raw materials                       $   14,935,000        $  16,553,000
         Work-in-process                          5,859,000            6,735,000
         Finished goods                          46,803,000           50,244,000
                                             --------------        -------------
                                             $   67,597,000        $  73,532,000
                                             ==============        =============

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                              September 30,        December 31,
                                                  1998                 1997
                                              ------------         ------------
Land and buildings                            $ 18,067,000         $ 16,358,000
Equipment                                       32,054,000           29,831,000
Furniture and fixtures                           2,602,000            1,297,000
Leasehold improvements                           3,706,000            3,089,000
Construction in progress                         2,433,000            2,191,000
                                              ------------         ------------
                                                58,862,000           52,766,000
Accumulated depreciation
and amortization                               (20,094,000)         (16,811,000)
                                              ------------         ------------

                                              $ 38,768,000         $ 35,955,000
                                              ============         ============


5.       INCOME TAXES

        At September 30, 1998, the Company has net deferred tax assets of approximately $15,618,000, which consist principally of net operating loss carryforwards and reserves and restructuring charges not currently deductible for tax return purposes. A valuation allowance of approximately $14,500,000 has been provided against certain gross deferred tax assets of the Company, of which approximately $13,300,000 is attributable to the acquired net operating loss carryforwards and other deferred tax assets of Everest & Jennings International Ltd. ("Everest & Jennings"). When realized, the tax benefit for those items will be recorded as a reduction of the excess of cost over net assets acquired. The remainder represents an allowance against a portion of remaining gross deferred tax assets as a result of recent acquisitions. For the quarter and nine month periods ended September 30, 1998, the Company recorded an income tax benefit in the amount of $1,287,000 representing an effective rate of 14% on the year to date loss. The effective tax rate differs from the Federal statutory rate due to the effect of nondeductible goodwill and state and local taxes.

         Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The amount of the net deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


         The effective tax rate for 1997 approximates the statutory rate after adjustment for state taxes and nondeductible goodwill amortization expense.

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

         The acquisition of Fuqua has been accounted for under the purchase method of accounting and, accordingly, the operating results of Fuqua have been included in the Company's consolidated financial statements from the date of acquisition. The Company allocated $3,300,000 of the purchase price to purchased in-process research and development projects which have not reached technological feasibility and have no probable alternative future uses. The Company expensed the purchased in-process and research and development projects at the date of acquisition. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $132,250,000, as adjusted, which is being amortized on a straight line basis over 30 years. The purchase price allocations have been made on a preliminary basis, subject to adjustments which will be finalized by December 31, 1998.

         In connection with the Fuqua Merger, the Company acquired the leather operations of Fuqua ("Leather Operations"). It was the Company's intention to dispose of the Leather Operations as soon as reasonably practicable following the consummation of the Fuqua Merger. Accordingly, the net assets of the Leather Operations have been reflected as "Assets held for sale" in the accompanying consolidated balance sheet as of December 31, 1997. The net asset value of the Leather Operations includes the value of the proceeds that were realized from the sale of the Leather Operations. The Company did not record any earnings or losses for the Leather Operations for the period December 30, 1997 to January 27, 1998 (date of disposal).

         On January 27, 1998, Fuqua disposed of the Leather Operations (the "Leather Sale Transaction") through the sale of all of the capital stock of Irving Tanning Company ("ITC"), Hancock Ellsworth

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


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

         On August 28, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Medical Supplies of America, Inc., a Florida corporation ("Medapex"), pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") dated August 28, 1997, by and among the Company, S.E. (Gene) Davis and Vicki Ray (collectively the "Medapex Selling Stockholders"). In accordance with the terms of the Reorganization Agreement, Medapex became a wholly-owned subsidiary of the Company and the Medapex Selling Stockholders received in the aggregate 960,000 shares of Company Common Stock in exchange for all of the issued and outstanding shares of the capital stock of Medapex. Pursuant to a Real Estate Sales Agreement dated as of August 28, 1997 (the "Real Estate Sales Agreement"), by and between the Company and BBD&M, a Georgia limited partnership and an affiliate of Medapex, the Company acquired Medapex's principal corporate headquarters and distribution facility in Atlanta, Georgia for a purchase price consisting of (i) $622,335 payable (a) by the issuance of 23,156 shares of the Company Common Stock and (b) cash in the amount of $311,167, and (ii) the assumption of debt in the amount of $477,664. Each of the Medapex Selling Stockholders entered into a two-year employment agreement and non-competition agreement with the Company. The Medapex transaction was accounted for as a pooling of interests and the Company's historical financial statements have been restated to reflect this transaction.

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

         On March 7, 1997, Everest & Jennings, Inc., a wholly-owned subsidiary of the Company, acquired Kuschall of America, Inc. ("Kuschall"), a manufacturer of pediatric wheelchairs, high-

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


performance adult wheelchairs and other rehabilitation products, for a purchase price of $1.51 million representing the net book value of Kuschall. The purchase price was paid by the issuance of 116,154 shares of Company Common Stock valued at $13.00 per share, of which 23,230 shares were delivered into escrow. The escrow shares will be released on March 7, 1999, subject to any purchase price adjustments in favor of the Company and claims for indemnification. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date.

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

         The following summary presents unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 as if the acquisitions described above occurred at the beginning of 1997. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired. The pro forma information does not include the write-off of certain purchased in-process research and development costs of $3.3 million, and merger, restructuring and other related charges of $31,202,000 associated with the Company's strategic restructuring initiatives recorded in the fourth quarter ended December 31, 1997.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


                                                                  Pro Forma
                                                              Nine Months Ended
                                                              September 30, 1997
                                                                 ------------
Net Revenues                                                     $280,855,000
                                                                 ============

Income Before Income Taxes                                       $ 15,411,000

Income Taxes                                                        7,162,000
                                                                 ------------

Net Income                                                       $  8,249,000
                                                                 ============

Net income per common share:

Net income                                                       $  8,249,000

Preferred stock dividends                                              --    (a)
                                                                 ------------

Net income available to common
shareholders                                                     $  8,249,000
                                                                 ============

Common shares outstanding - basic                                  30,333,000
                                                                 ------------

Convertible preferred stock                                         4,435,000
Incremental shares using treasury stock
method                                                              1,378,000
                                                                 ------------

Common shares outstanding - diluted                                36,146,000
                                                                 ============

Basic earnings per share                                         $        .27
Diluted earnings per share                                       $        .23

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


The following summarizes the activity in the restructuring reserves for the nine months ended September 30, 1998:


                    Merger and
                   Restructuring                       Reserve                         Reserve
                      charges       Write-offs and    Balances      Write-offs and     Balances
                    recorded in     cash payments    December 31,    cash payments   September 30,
                        1997           in 1997           1997           in 1998          1998
                    -----------      -----------     -----------      -----------     -----------
Exit costs          $18,237,000      $(1,294,000)    $16,943,000      $  (958,000)    $15,985,000

Severance               650,000               --         650,000         (246,000)        404,000

Merger related        4,583,000       (1,788,000)      2,795,000       (2,245,000)        550,000
                    -----------      -----------     -----------      -----------     -----------

Total reserves      $23,470,000      $(3,082,000)    $20,388,000      $(3,449,000)    $16,939,000
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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


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

         In November 1997, the Lumex Division received the results of additional ground water testing that had been performed in August and September 1997. The results revealed significantly lower concentrations of contaminants than were known at the time the "Ground Water Work Plan" was prepared in March 1997. Due to the relatively low levels of contaminants detected, the Lumex Division proposed sampling the groundwater on a quarterly basis for two years to ensure that the groundwater was not significantly affected. In January, April and July 1998, additional confirmatory samples were taken and analyzed. These analytic results provide further support that the groundwater is not significantly contaminated. The Lumex Division will continue to monitor the quality of the groundwater to confirm that it remains acceptable. If after the two year period expires, the quality of the groundwater remains acceptable, the Lumex Division will seek to withdraw its groundwater work plan.

         At September 30, 1998, the Lumex Division had reserves for remediation costs and additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Lumex Division's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Lumex Division has not assumed that any such costs would be recoverable from third parties nor has the Lumex Division discounted any of its estimated costs, although a portion of the remediation work plan will be performed over a period of years.

         The amount of environmental liabilities are difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed.

         On April 3, 1996, Fuqua acquired the Lumex Division from Cybex International, Inc. (formerly Lumex, Inc.) The purchase price for the Lumex Division was $40.7 million, subject to a final purchase price adjustment in the asset sale agreement. The final purchase price adjustment was disputed and, pursuant to the asset sale agreement was resolved through arbitration. On February 13, 1998, the arbitrator accepted $3,179,685 in claims by Fuqua, with interest of $350,690, yielding a net award to Fuqua of $2,384,606.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


Such amount was recorded as a reduction of the excess of cost over net assets acquired at September 30, 1998. On July 30, 1998, the Company received a payment of $2,468,358 from Cybex. The Company believes, however that this payment does not adequately or completely satisfy the New York judgment and intends to file a motion to resettle the New York judgment.

         In March 1997, Fuqua gave notice to the seller to preserve Fuqua's indemnification rights provided in the asset sale agreement.

         In February 1998, Fuqua filed in the State Court of Fulton County a lawsuit against the seller and certain former officers and it states claims for fraud, breach of warranty, negligent misrepresentation, Georgia RICO, and attorney's fees. Defendants filed an answer and counterclaim on April 7, 1998, denying liability and asserting fifteen defenses. Defendant Cybex has asserted four counterclaims, seeking $1,284,288 in damages, plus attorneys' fees and costs. Fuqua believes that the counterclaims lack merit for several reasons, including, among others, that the punitive claim for $1,284,288, was decided adversely to Cybex in the arbitration. On July 31, 1998, Cybex and the defendants filed a motion to dismiss. The individual defendants have moved to dismiss based on an alleged lack of personal jurisdiction, and Cybex moved to dismiss on substantive grounds as to certain counts. By an order dated October 19, 1998, the court granted the motion to dismiss the causes of action involving the alleged violation of Georgia's RICO statute. The court denied that part of the motion which sought to dismiss the action against the individual defendants and the causes of action for fraud and negligent misrepresentation. On October 19, 1998, the court certified appellate review of the order. The Company believes that any appeal from the order lacks merit and will oppose any appeal vigorously.

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


         On November 3, 1998, the Company and certain of its directors were named as defendants in a derivative suit commenced in the Court of Chancery of the State of Delaware, New Castle County. The lawsuit seeks to rescind a separation agreement dated as of July 29, 1998 (the "Separation Agreement"), pursuant to which Irwin Selinger, the former Chairman of the Board and Chief Executive Officer, resigned as Chairman of the Board, Chief Executive Officer and President of the Company. The lawsuit also seeks unspecified damages as well as the recovery of all sums paid to Mr. Selinger pursuant to the Separation Agreement. The plaintiff alleges that by approving the terms of the Separation Agreement, the defendants breached their fiduciary duties of loyalty and care to the Company by obligating the Company to pay Mr. Selinger substantially more than his former employment agreement had required. The Company considers the plaintiff's allegations to be without merit and intends to defend this lawsuit vigorously.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


9.       SELINGER SEPARATION AGREEMENT

         On July 29, 1998, Irwin Selinger resigned as Chairman of the Board, Chief Executive Officer and President of the Company, and entered into the Separation Agreement with the Company. The Separation Agreement provides for (i) the continuation of Mr. Selinger's (a) base salary of $550,000 through July 31, 1999, (b) healthcare and insurance benefits through July 8, 2001, and (c) automobile lease payments and associated automobile expenses through July 8, 2001, (ii) the forgiveness of Mr. Selinger's $2.2 million loan in consideration of Mr. Selinger's repayment of $500,000 on June 30, 1999, (iii) a three (3) year non-competition agreement, (iv) the continuation of Mr. Selinger's split dollar life insurance policy in accordance with the terms of Mr. Selinger's divorce judgment, (v) a non-disparagement agreement, (vi) mutual releases, and (vii) the continuation of the Company's indemnification provisions for Mr. Selinger. The Company has recorded a charge of $3,348,000 in the quarter ended September 30, 1998, to reflect the financial effects of the Separation Agreement.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)


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

Operating Revenues

         Operating revenues for the quarter and nine month period ended September 30, 1998 were $93,831,000 and $288,494,000, respectively, representing an increase of approximately 33% and 52% over the same periods in the prior year. The increase in operating revenues was primarily attributable to the six acquisitions completed in 1997, the growth of the Company's "Graham-Field Express" program and expansion of the Company's Consolidation Advantage Program ("CAP"). On a pro forma basis (as if all acquisition completed in 1997 were recorded as of January 1, 1997), the Company's revenues declined by approximately 4% for the quarter and increased by approximately 3% for the nine month period ended September 30, 1998. Management believes that intense competition within the healthcare industry will continue in 1998.

         In March 1996, Graham-Field Express was introduced to offer "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including Lumex and Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. As of September 30, 1998, the Company was operating seven (7) Graham-Field Express facilities located in the Bronx, New York; San Juan, Puerto Rico; Dallas, Texas; Baltimore, Maryland; Cleveland, Ohio, Louisville, Kentucky; and Boston, Massachusetts. The Graham-Field Express facilities in Louisville, Kentucky and Boston, Massachusetts were opened in the second quarter of 1998. Management intends to moderate the growth of the Graham-Field Express program in 1998.

Interest and Other Income

         Interest and other income for the three and nine month periods ended September 30, 1998 was $685,000 and $1,620,000, respectively, as compared to $363,000 and $759,000 for the same periods in the prior year. The increase is primarily due to interest earned on the advance to P.T. Dharma (see Liquidity and Capital Resources) in the amount of $90,000 and $220,000 for the three and nine month periods ended September 30, 1998; dividends earned on preferred stock acquired in connection with the sale of the Leather Operations in the amount of $62,500 and $187,500 for the three and nine month periods ended September 30, 1998; and net sublease income attributable to certain Fuqua properties in the amount of approximately $82,000 and $227,000 for the three and nine month periods ended September 30, 1998.

Cost of Revenues

         Cost of revenues as a percentage of operating revenues was 69.4% and 69.1% for the three and nine month periods ended September 30, 1998, as compared to 66.7% and 67.6% recorded in the same periods in the prior year. The Fuqua entities and LaBac contributed higher gross profit margins, offset in large part by a higher mix of redistributed product, primarily through the expansion of the GF Express program, which historically operates at lower gross profit margins and by operating inefficiencies incurred during the integration of acquired companies.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of operating revenues for the three and nine month periods ended September 30, 1998, were 31.1% and 30.4%, as compared to 22.6% and 23.2% recorded in the same periods in the prior year. The increase is primarily attributable to higher corporate office and administrative overhead to integrate the acquisitions completed in 1997, and the contribution of revenue by the Fuqua entities and LaBac at a higher percentage of selling, general and administrative expenses.

         The Company incurred separation charges of $3,348,000 pursuant to the Separation Agreement, which are included in the three and nine months periods ended September 30, 1998 (see Note 9 to the Condensed Consolidated Financial Statements). No such amounts were incurred in the same periods in the prior year.

Interest Expense

         Interest expense for the three and nine month periods ended September 30, 1998 increased to $3,387,000 and $9,145,000, as compared to $2,394,000 and
$4,557,000 for the same
periods in the prior year. The increase is primarily due to increased borrowings attributable to the Company's growth, expansion of the Graham-Field Express Program, and the sale of the Company's $100 million Senior Subordinated Notes (the "Senior Subordinated Notes") in August 1997.

Year 2000

         The following disclosure is intended to be a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Readiness Disclosure Act.

         Graham-Field has developed, and is in the process of implementing, a Year 2000 remediation plan, which relates to the upgrade and standardization of all business units for Year 2000 application software. Graham-Field has three major application environments: distribution, manufacturing and warehouse automation. Management has selected application packages for distribution and manufacturing functions, and believes, subject to completion of its review of the Year 2000 compliance of its critical business partners (as discussed below), that the current warehouse automation system is Year 2000 compliant.

         The distribution package includes the corporate general ledger, accounts payable, accounts receivable, purchasing, inventory control and order entry functions. General ledger, accounts payable and accounts receivable upgrades were completed in 1997. Purchasing and inventory control functions have been upgraded, and order entry is anticipated to be upgraded in early 1999. The manufacturing system upgrade is in process, and one of the five manufacturing sites has been completed. The remaining manufacturing sites are currently in the remediation phase with all remediation and testing scheduled to be completed by the middle of 1999. Contingency plans are currently being constructed in the event the manufacturing system upgrade or order entry upgrade is not Year 2000 compliant by January 1, 2000.

         The Company is in the process of reviewing its external interfaces of its critical business partners, including such areas as payroll, electronic banking, EDI links and freight systems to determine their Year 2000 compliance status. Although the Company anticipates completing the Year 2000 testing phase and conversion activities of the external interfaces of its business partners by the middle of 1999, the inability of the Company's business partners to remedy Year 2000 issues could have a significant impact on the business, financial position and results of operations of the Company.

         The Company is in the process of analyzing its products to determine if there are any material issues associated with Year 2000 compliance. Testing and implementation phases are scheduled to be completed by the middle of 1999.

         A Year 2000 project manager has been assigned to manage the computer system upgrades, and ensure compliance for all external interfaces. Capital expenditures on all information system technology amounted to approximately $100,000 during the nine month period ended September 30, 1998, which was primarily related to management and verification of Year 2000 remediation efforts. While the total cost to become Year 2000 compliant is not known at this time, management does not believe that such costs will have a material effect on the business, financial position and results of operations of the Company.

Net Income

         The Company had a loss before income taxes of $6,451,000 and $9,192,000, respectively, for the three and nine month periods ended September 30, 1998, as compared to income before income taxes of $5,537,000 and $13,641,000 for the same periods in the prior year.

         The decrease is primarily due to reduced margins, increased selling, general and administrative expenses as a percentage of operating revenue, the increase in interest expense, and separation charges incurred in connection with the Separation Agreement.

         The Company had a net loss for the three and nine month periods ended September 30, 1998 of $5,164,000 and $7,905,000, respectively, as compared to net income of $3,350,000 and $8,246,000, for the same periods last year. For the quarter and nine month periods ended September 30, 1998 the Company recorded an income tax benefit in the amount of $1,287,000 after reflecting the impact of nondeductible goodwill amortization. The Company recorded income tax provisions of $2,187,000 and $5,395,000 for the same periods last year. Deferred taxes have not been provided on the undistributed earnings of the foreign entities as it is management's intention to invest such earnings in the entities indefinitely.

         The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

         The Company had net working capital of $98,269,000 at September 30, 1998, as compared to $97,618,000 at December 31, 1997.

         Cash used in operations for the nine months ended September 30, 1998 was $32,100,000 as compared to $29,013,000 in the same period in the prior year. The principle reasons for the increase in cash used in operations was a $8,580,000 decrease in net income (as adjusted for the change in depreciation and amortization, deferred taxes and non cash separation charges) and a decrease in accrued expenses of approximately $14,400,000 primarily relating to payments against restructuring reserves and acquisition accruals (see Note 7 to the Condensed Consolidated Financial Statements), offset by a decrease in inventory balances and an increase in accounts receivable balances for the period.

         Management anticipates utilizing approximately $2,100,000 in cash during the remainder of 1998 related the restructuring and merger accruals recorded in 1997.

         The increase in other assets included an advance in February 1998 of $3.5 million to P.T. Dharma, the Company's supplier of commodity wheelchairs, in consideration of the grant of an option to purchase the wheelchair assets of P.T. Dharma for a price to be determined. During the option period which expires on January 31, 1999, the Company is paid interest on the advance at an annual interest rate of 10.3 percent. The advance is collateralized by shares of the capital stock of P.T. Dharma, and is to be applied against the purchase price if a purchase transaction is ultimately consummated. In the event the Company and P.T. Dharma are unable to agree upon the terms of the transaction, the advance is to be returned to the Company. In addition, other assets increased in the third quarter due to the reclassification of certain trade receivable balances, totalling approximately $3,900,000, which have been converted into notes receivable.

         As at December 31, 1997, the allowance for doubtful accounts receivable was increased $5,000,000 to reflect increased credit risk due to the anticipated impact of state medicare reimbursement and procurement policies for certain product lines and the extended payment terms being taken by the Company's customers. During the nine months ended September 30, 1998, $5,782,000 of fully reserved accounts receivable was written off against the related reserve for doubtful accounts.

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

         The Credit Facility. As of September 30, 1998, the Company was in compliance with the financial covenants contained in the Credit Facility. At September 30, 1998, the Company had availability to borrow up to approximately $57 million under the Credit Facility, of which approximately $40 million was utilized. Effective as of August 18, 1998, borrowings bear interest at IBJ Schroder prime rate (8.25% at September 30, 1998) plus 1%. Prior to August 18, 1998, borrowings bore interest at Graham-Field's option, at IBJ Schroders prime rate or 2.25% above LIBOR, or 1.5% above IBJ Schroder's bankers acceptance rate. The Credit Facility is secured by all of the assets of Graham-Field and the capital stock of certain of its subsidiaries.

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

Part II. Other Information

Item 1. Legal Proceedings

        See Note 8 to the Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:


10(a) Consulting Agreement dated as of September 17, 1998, by and between Andrew A. Giordano and the Company.

10(b) Agreement dated as of September 15, 1998, by and between Paul Bellamy and the Company.

10(c) Agreement dated as of September 15, 1998, by and between Richard S. Kolodny and the Company.

10(d) Agreement dated as of September 15, 1998, by and between Ralph Liguori and the Company.

10(e) Agreement dated as of September 15, 1998, by and between Peter Winocur and the Company.

10(f) Employment Agreement dated November 2, 1998, by and between Harvey P. Diamond and the Company.

10(g) Agreement dated as of November 2, 1998, by and between Harvey P. Diamond and the Company.

10(h) Non-Competition Agreement dated as of November 2, 1998, by and between Harvey P. Diamond and the Company.

10(i) Amendment No. 1 to Employment Agreement dated as of September 15, 1998, by and between Paul Bellamy and the Company.

10(j) Amendment No. 1 to Employment Agreement dated as of September 15, 1998, by and between Richard S. Kolodny and the Company.

10(k) Amendment No. 1 to Employment Agreement dated as of September 15, 1998, by and between Ralph Liguori and the Company.

10(l) Amendment No. 1 to Employment Agreement dated as of September 15, 1998, by and between Peter Winocur and the Company.


Reports on Form 8-K:

The Company's Current Report on Form 8-K dated as of August 11, 1998 (Date of
Event: July 29, 1998)

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                        (Registrant)



Date: November 12, 1998                 /s/ Rodney F. Price
                                        ----------------------------------------
                                        Rodney F. Price
                                        Chairman of the Board and
                                        Chief Executive Officer



Date: November 12, 1998                 /s/ Paul Bellamy
                                        ----------------------------------------
                                        Paul Bellamy
                                        President and
                                        Chief Financial Officer

Exhibit List on Form 10-Q for Third Quarter



       Consulting Agreement dated as of September 17, 1998, by and between Andrew A. Giordano and the Company.

       Agreement dated as of September 15, 1998, by and between Paul Bellamy and the Company.

       Agreement dated as of November 2, 1998, by and between Harvey P. Diamond and the Company.

       Agreement dated as of September 15, 1998, by and between Richard
       S. Kolodny and the Company.

       Agreement dated as of September 15, 1998, by and between Ralph Liguori and the Company.

       Agreement dated as of September 15, 1998, by and between Peter Winocur and the Company.

       Employment Agreement dated November 2, 1998, by and between Harvey
       P. Diamond and the Company.

       Amendment No. 1 to Employment Agreement dated as of September 15, 1998, by and between Paul Bellamy and the Company.

       Amendment No. 1 to Employment Agreement dated as of September 15, 1998, by and between Richard S. Kolodny and the Company.

       Amendment No. 1 to Employment Agreement dated as of September 15, 1998, by and between Ralph Liguori and the Company.

       Amendment No. 1 to Employment Agreement dated as of September 15, 1998, by and between Peter Winocur and the Company.

       Non-Competition Agreement dated as of November 2, 1998, by and between Harvey P. Diamond and the Company.