Form 10-K
period 1998-12-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1999-06-04
CIK 709136

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO.: 1-8801

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 11-2578230
             (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                  IDENTIFICATION NO.)

          81 SPENCE STREET, BAY SHORE, NEW YORK                                     11706
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 273-2200

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

                                 NOT APPLICABLE
                                ----------------
                                (TITLE OF CLASS)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [ ]     No  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Based on the closing price on May 28, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $53,488,546.

     As of the close of business on May 28, 1999, the registrant had 31,501,680 shares of common stock outstanding, of $.025 par value each.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     PART I

ITEM I.  BUSINESS:

THE COMPANY

     Graham-Field Health Products, Inc. ("Graham-Field" or the "Company") is a manufacturer and distributor of healthcare products targeting the home healthcare, medical/surgical, rehabilitation and long-term care markets in North America, Europe, Central and South America, and Asia. The Company markets and distributes a broad range of products under its own brand names and under suppliers' names throughout the world, a significant portion of which is derived from the United States. The Company maintains manufacturing and distribution facilities throughout North America. The Company continuously seeks to expand its product lines by increasing the number of distributorship agreements with suppliers, and forming strategic alliances with other companies. The Company's products are marketed principally to hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies, home-shopping related businesses, and certain governmental agencies.

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

     The Company's strategic objective is to be a leading provider of medical products to the rapidly growing home healthcare, medical/surgical, rehabilitation and long-term care markets by offering a comprehensive product line, single-source purchasing and technologically advanced, cost-effective delivery systems. The cornerstone of the Company's sales and marketing strategy is the Company's Consolidation Advantage Program ("C.A.P."). Through C.A.P., the Company strives to become the most efficient and reliable low-cost provider of medical products by offering the Company's customers the ability to reduce their operating costs significantly by consolidating the purchase of multiple product lines through a single source. The Company's sales and marketing representatives consult with the Company's customers to identify the cost efficiencies and savings that can be derived from purchasing all of their product needs through the Company. By consolidating the purchase of multiple products through a single source, the Company's customers can significantly reduce their operating costs associated with the purchasing process, including the reduction of delivery expenses, administrative costs and other expenses. The Company believes that its C.A.P. program significantly improves the level of service to its customers by streamlining the purchasing process, decreasing order turnaround time, reducing delivery expenses, and providing inventory on demand.

RECENT DEVELOPMENTS

     Management Changes. On March 24, 1999, the Company's Board of Directors appointed John G. McGregor as President and Chief Executive Officer, and J. Soren Reynertson as Senior Vice President and Chief Financial Officer. Mr. McGregor is a principal and Mr. Reynertson is a senior associate with Jay Alix & Associates ("JA&A"), internationally known experts in corporate turnarounds and financial restructurings. In connection with such appointments, the Company entered into an agreement with JA&A dated as of March 24, 1999, pursuant to which JA&A agreed to provide the Company with the services of Mr. McGregor and Mr. Reynertson and such other personnel as required from time to time. Simultaneously with these appointments, the Company's Board of Directors elected Rupert O.H. Morley, the Operations Director of the Company's largest shareholder, Brierley Investments Limited, as its new Chairman of the Board.

     Hiring of Arthur D. Little. From January 1999 through April 1999, the Company retained the services of Arthur D. Little, an international consulting firm with expertise in manufacturing, distribution, and business strategy in the healthcare industry, to support the initial implementation of the Company's 1999 strategic operating and business plan. The primary goal of the Company's plan is to return the Company to profitability through the implementation of a broad range of initiatives. The Company has identified various priority projects relating to the rationalization of the Company's distribution and manufacturing network; the elimination of duplicate distribution and manufacturing facilities; the realignment and consolidation of the Company's various sales forces; the development of customer focus differentiation strategies, inventory management/product profitability programs, and product rationalization programs; the establishment of new product management and customer service process designs to revitalize the Company's proprietary product lines; the rationalization of the Company's product lines; and the development of working capital reduction programs relating to inventory and accounts receivable. The Company is in the process of implementing the priority projects.

     Hiring of Warburg Dillon Read, LLC. In April 1999, the Company announced that it had retained the investment banking firm of Warburg Dillon Read, LLC to work with management to review all strategic alternatives for the Company to maximize stockholder value, including, but not limited to, the sale of all or part of the Company. The Company is in the process of analyzing its strategic alternatives with its investment banker.

     Recent Losses.   The Company has incurred significant losses in each of the three years in the period ended December 31, 1998 and in the first quarter of 1999. These losses have arisen as a result of a significant amount of merger, restructuring and other expenses related to acquisitions completed in 1996 and 1997, the failure to integrate effectively these acquisitions and realize the benefits and synergies to be derived therefrom, and the impact of intense competition within the healthcare industry. The losses included significant charges relating to provisions for accounts receivable, inventory and other asset write-offs in 1997 and 1998, a provision to increase the valuation allowance on deferred tax assets in 1998, and certain professional and other advisory fees in the first quarter of 1999, all of which management believes to be substantially non-recurring. Further, the Company and certain of its directors and officers have been named as defendants in at least fifteen putative class action lawsuits which have been consolidated into an amended complaint.

     As of June 30, 1998, December 31, 1998, and March 31, 1999, the Company was not in compliance with certain financial covenants, and other terms and provisions contained in its Senior Secured Revolving Credit Facility, as amended (the "Credit Facility"), with IBJ Whitehall Business Credit Corp. (formerly known as IBJ Schroder Business Credit Corporation), as agent ("IBJ"). On April 22, 1999, the Company entered into an amendment to the Credit Facility, which was subsequently amended as of May 21 and June 3, 1999 (the "1999 Amendment"), which provided for, among other things, a waiver of these defaults, an amendment to certain financial covenants, a new undrawn availability covenant relating to scheduled interest payments on the Senior Subordinated Notes (as hereinafter defined), and other terms and provisions consistent with the Company's business plan for the remainder of 1999, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000.

     In response to the losses incurred in 1997, 1998 and the first quarter of 1999, management has commenced a program to reduce operating expenses, improve gross margins and reduce the investment in working capital during the remainder of 1999 and take other actions to improve its cash flow. These actions include, but are not limited, to (i) the completion of the activities contemplated by the Company's 1997 restructuring plan; (ii) the initiation of inventory reduction and product rationalization programs; (iii) the tightening of credit policies and payment terms; (iv) the reduction in previously budgeted capital expenditures; (v) the implementation of streamlined product pricing and product return guidelines; (vi) the initiation of an aggressive program to collect past due accounts receivable; and (vii) the realignment and consolidation of sales forces and territories.

     Notwithstanding the actions described above, the Company currently expects that it will be necessary to obtain approximately $5 to $10 million of additional borrowing availability by August 1999. Management believes that it will be able to obtain the additional borrowing availability by financing certain unencumbered real estate or through a secondary financing; however, it has not yet obtained such financing commitment.

Management also believes that, if necessary, it could sell certain assets to meet cash requirements, which would require the consent of the lenders under the Credit Facility.

     Management believes that such objectives are attainable, however, there can be no assurance that the Company will be successful in its efforts to improve its cash flow from operations or that it will be able to obtain such additional borrowing availability on satisfactory terms in a timely manner to provide sufficient cash for operations, capital expenditures and regularly scheduled debt service. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Matters Relating to Accounting Errors and Irregularities. In March 1999, the Company reported that an investigation conducted by the Company's Audit Committee, with the assistance of Rogers & Wells LLP, had found certain accounting errors and irregularities with respect to the Company's financial results. Rogers & Wells LLP retained the accounting firm of Arthur Andersen LLP to assist in conducting the investigation and in providing advice on accounting matters. Based on the results of the investigation, the Company has restated its financial results for 1996 and 1997. The financial information contained herein has been restated to incorporate all relevant information obtained from the investigation.

     The restated loss before income taxes for the years ended December 31, 1997 and 1996 were $37,009,000 and $11,482,000, respectively, as compared to the originally reported loss before income taxes for the years ended December 31, 1997 and 1996 of $30,228,000, and $8,955,000, respectively. The restated net loss for the years ended December 31, 1997 and 1996 were $26,417,000 and $13,574,000, respectively, as compared to the originally reported net loss for the years ended December 31, 1997 and 1996 of $22,893,000 and $12,609,000,
respectively. In addition, the restated operating revenues for the years ended December 31, 1997 and 1996 were $261,672,000 and $142,711,000, respectively, as compared to originally reported operating revenues for the years ended December 31, 1997 and 1996 of $261,981,000 and $143,083,000, respectively.

     The Company has also restated the financial results for the first, second and third quarters of 1998 to correct for certain improperly recorded transactions. The 1998 adjustments are unrelated to the investigation conducted by the Company's Audit Committee, which was announced in March 1999.

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

     Graham-Field believes that the demand for rehabilitation medical products will continue to be driven by advances in medical technologies, an aging population and the recognition on the part of the payor community (insurers, self-insured companies, managed care organizations and federal, state and local governments) that appropriately administered rehabilitation medical products can lower overall healthcare costs as well as improve the quality of life. Studies conducted by insurance companies demonstrate the ability of rehabilitation medical products to significantly reduce the cost of future care. Further, reimbursement changes have encouraged the rapid discharge of patients from acute-care hospitals while they remain in need of rehabilitation medical products.

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

BUSINESS STRATEGY

     The Company's strategic objective is to become a leading provider of low-cost, high-quality medical products to the rapidly growing home healthcare, medical/surgical, rehabilitation and long-term care markets by offering a comprehensive product line, single source purchasing and technologically advanced, cost-effective delivery systems. To achieve this objective and to improve its profitability, the Company is pursuing the following strategies:

     Offer Comprehensive Product Line. The Company markets and distributes a broad range of products under its own brand names and under suppliers' names throughout the world, and believes that it provides one of the most extensive product offerings in each of the markets it serves. Through the breadth of its product offerings and its competitive pricing, the Company strives to be a single source supplier to the home healthcare, medical/surgical, rehabilitation and long-term care markets. As a result of recent acquisitions, the Company has expanded its product line through enhanced manufacturing and out-sourcing capabilities, which furthers the Company's objective to become the most efficient and reliable low-cost provider of medical products. The Company continuously seeks to expand its product lines by increasing the number of distributorship agreements it has with suppliers, and forming strategic alliances with other companies.

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

          Graham-Field Express. The Graham-Field Express Program enables the Company to provide "same-day" and "next-day" service to home healthcare dealers of strategic home healthcare products, including Temco patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements, and other freight intensive and time sensitive products through its satellite Graham-Field Express facilities. The Company intends to moderate the growth of the

     Graham-Field Express Program and may further consolidate the Graham-Field Express distribution network. See "Value-Added Services -- Graham-Field Express".

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

ACQUISITIONS

     Although Graham-Field has historically pursued acquisitions on an opportunistic basis, the Company does not intend to pursue any acquisitions in the near future. Set forth below is a summary of acquisitions completed in 1996 and 1997:

DATE                            COMPANY                         LINE OF BUSINESS
----                            -------                         ----------------
September 1996....  V.C. Medical Distributors, Inc.     Medical products distributor in
                                                          Puerto Rico.
November 1996.....  Everest & Jennings International    Manufacturer and distributor of
                      Ltd.                                wheelchairs and homecare beds.
February 1997.....  Motion 2000 Inc. and Motion 2000    Independent wholesalers of
                      Quebec Inc.                         rehabilitation medical
                                                          products in Canada.
March 1997........  Kuschall of America, Inc.           Manufacturer of pediatric
                                                          wheelchairs, high performance
                                                          adult wheelchairs and other
                                                          rehabilitation products.
June 1997.........  LaBac Systems, Inc.                 Manufacturer of custom power
                                                          wheelchair seating systems and
                                                          manual wheelchairs.
August 1997.......  Medi-Source, Inc.                   Wholesaler of medical sundry
                                                          products.
August 1997.......  Medical Supplies of America,        Distributor of home healthcare
                    Inc.                                  products.
December 1997.....  Fuqua Enterprises, Inc.             Manufacturer and distributor of
                    (currently, Lumex/Basic American      durable medical products and
                      Holdings, Inc.)                     furnishings.

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

     Motion 2000 and Motion Quebec. In February 1997, Graham-Field acquired Motion 2000 and its wholly-owned subsidiary, Motion Quebec. Motion 2000 and Motion Quebec (collectively, "Motion 2000") currently operate as a division of Everest & Jennings Canadian Limited, a wholly-owned subsidiary of the Company ("Everest & Jennings Canada"). Motion 2000 distributes a line of rehabilitation products, including walkers, rollators, cushion products and pediatric wheelchair products, and manufactures seating products. The strategic combination of Motion 2000 with the operations of Everest & Jennings Canada, along with Graham-Field's broad product lines, has positioned Graham-Field as one of the leading suppliers of the broadest range of products available from a single source in Canada, and as a leading supplier of rehabilitation products, including high performance adult and pediatric wheelchairs, home care wheelchairs, patient aids and other wheelchair products.

     Kuschall. In March 1997, Everest & Jennings, a wholly-owned subsidiary of the Company, acquired Kuschall of America, Inc. ("Kuschall"), a manufacturer of pediatric wheelchairs, high-performance adult wheelchairs and other rehabilitation products. The acquisition of Kuschall has expanded Graham-Field's presence in the rehabilitation and pediatric wheelchair market. The pediatric wheelchair product line of Kuschall has broadened Everest & Jennings' rehabilitation product lines, and provided Graham-Field with the ability to market and distribute its products into Japan, New Zealand and Australia through Kuschall's established distributor relationships.

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

     Fuqua. In December 1997, Graham-Field acquired Fuqua Enterprises, Inc. (currently, Lumex/Basic American Holdings, Inc.) ("Fuqua"), which consisted of two (2) separate and distinct businesses: a medical products business and leather tanning business. The leather tanning business was subsequently sold by Graham-Field on January 27, 1998. The medical products business of Fuqua, through its subsidiaries, Lumex Medical Products, Inc. ("Lumex"), Basic American Medical Products, Inc. ("Basic American") and Prism Enterprises, Inc. ("Prism"), manufactures and distributes a variety of products, including medical beds, patient room furnishings, bathroom safety products, mobility products, specialty seating products, vacuum pumps, heat and cold packs, and therapeutic support systems. The acquisition of Fuqua has provided Graham-Field with additional manufacturing capabilities, with the well-established medical product brand names of Lumex, Basic American and Prism, and expanded Graham-Field's presence in the long-term, acute care and consumer markets.

PRODUCTS

     Graham-Field markets and distributes a broad range of healthcare products under its own brand names and under suppliers' names. Graham-Field's products are marketed to dealers and other customers, principally hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies, home-shopping related businesses, and certain governmental agencies.

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

     Graham-Field's principal manufactured and proprietary products include the following:

PRODUCT LINE                                           PRIMARY PRODUCTS
------------                                           ----------------
Everest & Jennings.......................  Wheelchairs
Lumex....................................  Mobility products, bathroom safety products, and specialty seating products
Smith & Davis............................  Homecare beds
LaBac....................................  Power wheelchair seating systems
Omni.....................................  Medical beds and furnishings
Simmons..................................  Medical beds and furnishings
SSC Medical..............................  Medical beds and furnishings
Prism....................................  Obstetrical supplies, heat and cold packs
Temco....................................  Mobility products, bathroom safety products, and specialty seating products
Labtron..................................  Blood pressure and diagnostic products
John Bunn................................  Respiratory products

     The following is a summary of the Company's revenues from its principal product lines or products:

                                                               % OF TOTAL REVENUE
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Wheelchairs and related positioning products................   22%     33%      7%
Ambulatory and patient aids.................................   12%      8%      5%
Incontinence products.......................................    6%      7%      8%
Sphygmomanometers...........................................    3%      3%      5%
Wound care and ostomy products..............................    4%      4%      6%

     No other product line or product accounted for more than 5% of annual revenues in each of the years during the three year period ended December 31, 1998.

     During the year ended December 31, 1998, approximately 42% of Graham-Field's revenues were derived from products manufactured by Graham-Field, approximately 26% were derived from imported products (designed and/or manufactured to Graham-Field's specifications by third parties), and approximately 32% were derived from products purchased from domestic sources.

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

     Graham-Field Express. In 1996, as part of Graham-Field's commitment to providing superior customer service, Graham-Field introduced its Graham-Field Express Program in the Bronx, New York. This program enables Graham-Field to provide "same-day" and "next-day" service to home healthcare dealers of strategic home healthcare products, including Temco and Lumex patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements, and other freight intensive and time sensitive products through its Graham-Field Express satellite facilities. The Graham-Field Express Program differs from Graham-Field's standard distribution model in that the Graham-Field Express Program focuses on "same-day" and "next-day" service to home healthcare dealers of a limited number of strategic home healthcare products. The Company intends to moderate the growth of the Graham-Field Express Program and may further consolidate the Graham-Field Express distribution network.

     As of March 31, 1999, Graham-Field Express facilities were operating from distribution facilities located in the Bronx, New York; Puerto Rico; Baltimore, Maryland; Cleveland, Ohio; and Boston, Massachusetts.

     Seamless Distribution Program. Graham-Field has recently developed a seamless distribution program which enables Graham-Field to ship orders directly from its distribution facilities to home healthcare end-users on behalf of Graham-Field's customers. The Seamless Distribution Program enables customers to realize significant reductions in their operating costs by eliminating costs associated with receiving, shipping and inventory management, while reducing the product delivery time to end-users. This program currently operates from the Company's distribution facility located in St. Louis, Missouri.

SALES AND MARKETING

     Graham-Field's sales and marketing strategies are developed on a market-by-market basis through each of its business units -- Home Healthcare/Rehabilitation, Medical/Surgical, Basic American, Prism and International. While Graham-Field's sales and marketing strategies are developed and conducted on a business unit basis, the sale of Graham-Field's products generally overlap all business units. Each of the business units has a dedicated sales force consisting of direct, full-time sales employees and independent sales representatives. The full-time sales employees receive both salary and commission, while the independent sales representatives work solely on commission. The rehabilitation specialists representing the Home Healthcare/Rehabilitation business unit conduct training activities for the benefit of dealers and their personnel, physical and occupational therapists, and other healthcare professionals. The training primarily focuses on the features and benefits of Graham-Field's rehabilitation products, including the products of Everest & Jennings, Kuschall, LaBac, Lumex and other rehabilitation product lines of Graham-Field, and also covers the proper fitting and use of such rehabilitation products. As a result of recent acquisitions, Graham-Field has expanded its telemarketing program to enhance the sales and marketing efforts of its sales forces. Graham-Field employs an extensive telemarketing program, consisting of telemarketing sales personnel located in Atlanta, Georgia and Bay Shore, New York, which targets approximately 8,000 customers nationwide.

     The international sales group consists of in-house sales employees, as well as representatives located overseas. In order to expand its presence in the European market, Graham-Field entered into a five-year exclusive European distribution agreement in September 1997 for a wide range of its products with Thuasne, a manufacturer and supplier of medical products throughout Europe. The European distribution agreement with Thuasne was converted into a non-exclusive distribution arrangement in January 1999.

     Graham-Field markets its products using a variety of programs and materials including print advertising, product brochures, an extensive library of product line video tapes, cooperative advertising programs and sales promotions to reinforce Graham-Field's ongoing commitment to satisfy the needs of its customers. A CD-ROM version of Graham-Field's catalog and an Internet interactive website are currently being developed. In 1998, Graham-Field continued the implementation of its new marketing programs, which include several high-visibility marketing programs, including a new strategic advertising campaign, packaging designs, and new logos and catalogs.

CUSTOMERS

     Graham-Field's products are marketed principally to hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies, home-shopping related businesses, and certain governmental agencies. No single customer or buying group accounted for more than 10% of Graham-Field's revenues in 1998. Graham-Field has supply arrangements with a number of customers, including Baxter Healthcare Corporation, Allegiance Healthcare Corporation, General Medical (a subsidiary of McKesson), Owens & Minor, The Med Group, Homecare Providers Co-Op, Physician Sales and Services, Sysco Corporation, U.S. Rehab., Henry Schein, Inc, Equipnet, Inc., VGM Associates, Inc., and Binson's Home Healthcare Center.

     The Home Healthcare/Rehabilitation business unit markets and sells its products to durable medical equipment suppliers, home healthcare equipment suppliers, respiratory supply dealers, specialty retailers and independent pharmacies. Graham-Field believes that it transacts business with substantially all significant home healthcare dealers in the United States. The Home Healthcare/Rehabilitation business unit also markets and sells its products to the consumer market consisting of drug store chains, mass merchandisers, and department stores. Consumers who purchase from such customers of Graham-Field usually do so upon the advice of physicians, hospital discharge planners, nurses or other professionals. The Medical/Surgical business unit markets and sells its products to medical and surgical supply dealers. Graham-Field believes that it sells to substantially all significant medical and surgical supply dealers in the United States. In general, the dealers, wholesalers and retailers to whom Graham-Field markets its products also sell other medical products, some of which compete with Graham-Field's products.

     Basic American and Prism market and sell their products primarily to the long-term, acute care, and consumer markets. Graham-Field believes that the existing relationships of Basic American and Prism in the long-term, acute care and consumer markets may present growth opportunities for Graham-Field to market and distribute its products into such markets.

DISTRIBUTION NETWORK

     Graham-Field provides same-day and next-day services to its customers through its distribution network. Graham-Field believes that its ability to continue to grow its revenue base depends in part upon its ability to provide its customers with efficient and reliable service. As of March 31, 1999, Graham-Field distributes its products through six (6) primary points of distribution located in St. Louis, Missouri; Bronx, New York; Santa Fe Springs, California; Atlanta, Georgia; Bay Shore, New York; and Toronto, Canada. As of March 31, 1999, secondary points of distribution include four (4) facilities located in Cleveland, Ohio; Baltimore, Maryland; Boston, Massachusetts; and Puerto Rico. Graham-Field also distributes its products from nine (9) manufacturing facilities located in Earth City, Missouri; Central Falls, Rhode Island; Guadalajara, Mexico; Denver, Colorado; Toronto, Canada; Bay Shore, New York; Fond du Lac, Wisconsin; Lawrenceville, Georgia; and San Antonio, Texas.

MANUFACTURING AND PRODUCT SOURCING

     Principal manufactured and proprietary products (designed and/or manufactured by Graham-Field or manufactured to its specifications by third parties) include EVEREST & JENNINGS(R) wheelchairs, LUMEX(R) bathroom safety products, mobility products and specialty seating systems, AKROS(R) therapeutic support systems, ORTHOBIOTIC(R) specialty seating systems, POSTURE GLIDE(R) specialty seating systems, MITYVAC(R) vacuum pumps, ZAPPAC(R) heating packs, EZ HEAT(R) heating packs, AQUA COOL(R) cooling scarves, SMITH & DAVIS(R) homecare beds, LABTRON(R) stethoscopes and blood pressure instruments, JOHN BUNN(R) respiratory aid products, MEDICOPASTE(R) medicated bandages, rubber elastic bandages, SURVALENT(R) electronic thermometry systems, silver nitrate applicators, examination lamps and sterile packages under the MSP(R) label, GRAFCO(R) medical supplies, including silver nitrate applicators and examination lamps, the TEMCO(R) product line of patient aids, bathroom safety equipment and patient room equipment, Simmons beds, and Aquatherm specialty cushions and mattresses for the treatment and prevention of pressure sores.

     Graham-Field purchases products from a large number of domestic and foreign suppliers. Graham-Field has entered into exclusive and non-exclusive distribution agreements with a number of its domestic and foreign suppliers. Under such agreements, suppliers may designate the markets into which Graham-Field can sell the products and may stipulate minimum annual sales volumes which are to be achieved by Graham-Field. Most of the distribution agreements are cancelable by either party upon one to six months' notice. Except as is described in the following paragraph, Graham-Field does not believe that cancellation of any such agreements would have a material adverse effect on Graham-Field, because comparable products are obtainable from alternative sources upon acceptable terms.

     Graham-Field is dependent on the maintenance of its wheelchair supply agreement (the "Wheelchair Supply Agreement") with P.T. Dharma Polimetal ("P.T. Dharma"). The term of the Wheelchair Supply Agreement extends until June 30, 2000, and on each June 30 thereafter automatically renews for an additional one year, unless the Company elects not to extend the agreement or the Company fails to order at least 50% of the contractually specified minimums and P.T. Dharma elects to terminate the agreement, or either party terminates the agreement as a result of a material breach of the agreement after notice and the expiration of the applicable cure period. If the Wheelchair Supply Agreement is terminated, there can be no assurance that Graham-Field will be able to enter into a suitable supply agreement with another manufacturer. The termination of this agreement in combination with the failure to secure an alternative source of supply on acceptable terms would result in a material adverse effect on Graham-Field's business and financial condition. In February 1998, the Company advanced $3.5 million to P.T. Dharma (the "P.T. Dharma Advance") in consideration of the grant of a six month option to purchase the wheelchair assets of P.T. Dharma for a price to be determined. In March 1999, the P.T. Dharma Advance was converted into a three (3) year loan agreement (the "P.T. Dharma Loan Agreement"). Under the terms of the P.T. Dharma Loan Agreement, P.T. Dharma is required to repay the P.T. Dharma Advance to Graham-Field over a period of three (3) years, with interest at Graham-Field's borrowing rate, as adjusted from time to time, in monthly installments ranging from $50,000 to $100,000 per month. The P.T. Dharma Loan Agreement is secured by the shares of the capital stock of P.T. Dharma and guaranteed by the principal stockholders of P.T. Dharma.

     Graham-Field currently purchases a substantial portion of its sphygmomanometers and stethoscopes from a limited number of suppliers in the Far East. In addition, Graham-Field sources component parts for sphygmomanometers and stethoscopes and assembles such products in its facility located in Bay Shore, New York.

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

     In certain cases, the ability of the Company's customers to pay for the products supplied by the Company depends upon governmental and private insurer reimbursement policies. Consequently, those policies have an impact on the level of the Company's sales and its ability to collect receivables on a timely basis. Continuing governmental and private third-party payor cost-cutting efforts have led and may continue to lead to significant reductions in the reimbursement levels. Furthermore, governmental reimbursement programs, such as the Medicare and Medicaid programs, are subject to substantial regulation by Federal and state governments, which are continually reviewing and revising the programs and their regulations. There can be no assurance that changes to governmental reimbursement programs will not have a material adverse effect on the Company.

     The Federal Food, Drug and Cosmetic Act and regulations issued or proposed thereunder provide for regulation by the Food and Drug Administration ("FDA") of the marketing, manufacturing, labeling, packaging and distribution of medical devices and drugs, including Graham-Field's products. Among these regulations are requirements that medical device manufacturers register with the FDA, list devices manufactured by them and file product incident reports, product labeling requirements, and premarket notification filings for certain product classes. Graham-Field is also required to comply with the FDA's "Current Good Manufacturing Practices for Medical Devices" regulations, which set forth requirements for, among other things, Graham-Field's quality system for the manufacturing and distribution operations.

     The majority of products marketed by Graham-Field constitute Class I products under FDA regulations. Class I products are generally exempt from premarketing testing and other filing requirements with the FDA. The balance of the medical products marketed by Graham-Field are generally classified as Class II products under FDA regulations, which requires a determination that substantially equivalent products are already being legally marketed and could require potentially expensive and time-consuming testing to assure that such products meet recognized performance standards for safety and efficacy, which may include clinical testing. Unscheduled FDA inspections of Graham-Field's facilities may occur from time to time to determine compliance with FDA regulations.

     Graham-Field is in the process of implementing a quality management system to comply with the requirements of ISO9000/EN46000 ("ISO") and the MDD 93/42/EEC ("CE Marking") on a company-wide basis, which will enhance Graham-Field's overall standard quality systems and enable Graham-Field to comply with European regulatory requirements. As of March 15, 1999, Graham-Field had obtained ISO certification for its manufacturing facilities located in Rhode Island and Toronto, Canada, and its distribution facility located in Bay Shore, New York. ISO audits have been conducted at Graham-Field's manufacturing facilities located in Guadalajara, Mexico, Bay Shore, New York and Earth City, Missouri. Graham-Field is awaiting the results of the ISO audits conducted at the manufacturing facilities located in Guadalajara, Mexico, Bay Shore, New York and Earth City, Missouri, however, there can be no assurance that such audits were successfully completed for purposes of obtaining ISO certification.

     Graham-Field engages the services of an outside consulting firm to monitor the effectiveness of Graham-Field's quality management system to ensure that manufactured and distributed products comply with ISO9000/EN46000, the MDD 93/42/EEC and FDA requirements.

     The impact of FDA regulation on Graham-Field has increased in recent years as Graham-Field has increased its manufacturing operations. To date, Graham-Field has not experienced any significant difficulty in complying with the requirements imposed by the FDA or other government agencies. Graham-Field believes that the manufacturing and quality control procedures it employs substantially conform to the requirements of the FDA and does not anticipate having to make any material expenditures as a result of these requirements.

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

EMPLOYEES

     As of December 31, 1998, Graham-Field had 2,023 employees, of which eight
(8) were executive officers, 429 were administrative and clerical personnel, 367 were sales, marketing and customer service personnel and 1,219 were manufacturing and warehousing personnel.

     Graham-Field is a party to four (4) collective bargaining agreements covering Graham-Field's facilities located in Bay Shore, New York; Earth City, Missouri; Toronto, Canada; and Guadalajara, Mexico. The collective bargaining agreements cover approximately 642 employees. The collective bargaining agreements for Bay Shore, New York; Earth City, Missouri; Ontario, Canada; and Guadalajara, Mexico are scheduled to expire on October 19, 2001, September 13, 1999, July 24, 2003 and December 31, 1999, respectively.

     Graham-Field has never experienced an interruption or curtailment of operations due to labor controversy that had a material adverse effect on Graham-Field's operations. Graham-Field considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES:

     The Company's principal executive offices are located in Bay Shore, New
York.

     As of March 31, 1999, Graham-Field distributes its products through six (6) primary points of distribution located in St. Louis, Missouri; Bronx, New York; Santa Fe Springs, California; Atlanta, Georgia; Bay Shore, New York; and Toronto, Canada. As of March 31, 1999, secondary points of distribution include four (4) facilities located in Cleveland Ohio; Baltimore, Maryland; Boston, Massachusetts; and Puerto Rico. Graham-Field also distributes its products from nine (9) manufacturing facilities located in Earth City, Missouri; Central Falls, Rhode Island; Guadalajara, Mexico; Denver, Colorado; Toronto, Canada; Bay Shore, New York; Fond du Lac, Wisconsin; Lawrenceville, Georgia; and San Antonio, Texas. The manufacturing facilities located in Toronto, Canada; Guadalajara, Mexico; Bay Shore, New York; Fond du Lac, Wisconsin; and Lawrenceville, Georgia are owned by the Company. The distribution facility located in Bay Shore, New York is owned by the Company.

     Graham-Field believes that its facilities are in good repair and provide adequate capacity for the near term growth of the Company's business.

     Owned and leased properties for Graham-Field's principal facilities are summarized in the following table.

A.  PRINCIPAL MANUFACTURING FACILITIES:

                                                APPROXIMATE      OWNED OR LEASE
LOCATION                                       SQUARE FOOTAGE    EXPIRATION DATE      PRINCIPAL USE
--------                                       --------------    ---------------    ------------------
100 Spence Street............................     170,000           Owned           Manufacturing,
  Bay Shore, NY                                                                     Distribution
3601 Rider Trail.............................     147,000          7/31/02          Manufacturing,
  Earth City, MO                                                                    Distribution
336 Trowbridge Drive.........................     133,000           Owned           Manufacturing
  Fond du Lac, WI
125 South Street.............................     120,000         12/31/04          Manufacturing,
  Passaic, NJ                                                                       Distribution(1)
111 Snidercroft Road.........................     118,000           Owned           Manufacturing,
  Concord, Ontario, Canada                                                          Distribution,
                                                                                    Research &
                                                                                    Development
400 Rabro Drive East.........................     105,000         12/31/06          Manufacturing,
  Hauppauge, NY                                                                     Distribution(2)
6952 Fair Grounds Parkway....................      70,000          5/31/02          Manufacturing
  San Antonio, TX
Calle 3 #631.................................      64,839           Owned           Manufacturing,
  Zona Industrial                                                                   Distribution
  C.P. 44940
  Guadalajara, Jalisco
  Mexico
362 Industrial Park Drive....................      50,000           Owned           Manufacturing
  Lawrenceville, GA
5 Clermont Street............................      42,000         12/31/99          Manufacturing,
  Johnstown, NY                                                                     Distribution(3)

                                                APPROXIMATE      OWNED OR LEASE
LOCATION                                       SQUARE FOOTAGE    EXPIRATION DATE      PRINCIPAL USE
--------                                       --------------    ---------------    ------------------
3535 South Kipling Street....................      30,300          6/25/07          Manufacturing,
  Lakewood, CO                                                                      Distribution
Calle 26 #2256A..............................      28,399         12/31/99          Manufacturing,
  Zona Industrial                                                                   Distribution
  Guadalajara, Jalisco
  Mexico
131 Clay Street..............................      21,467         12/31/02          Manufacturing,
  Central Falls, RI                                                                 Distribution

---------------
(1) As of June 1998, the Company consolidated the manufacturing and distribution operations located in Passaic, NJ with its manufacturing facility located in Bay Shore, NY. The existing Passaic, NJ lease remains in effect.

(2) The Company is in the process of consolidating the manufacturing and distribution operations located in Hauppauge, NY with its distribution facility located in Bay Shore, NY. As of June 1998, the Company's corporate offices in Hauppauge, NY were relocated to the corporate offices located in Bay Shore, NY. The existing Hauppauge, NY lease remains in effect.

(3) The Company is in the process of ceasing operations at the manufacturing facility located in Johnstown, NY. The Johnstown, NY lease is scheduled to expire on December 31, 1999.

B.  PRINCIPAL DISTRIBUTION FACILITIES:

                                           APPROXIMATE      OWNED OR LEASE
LOCATION                                  SQUARE FOOTAGE    EXPIRATION DATE      PRINCIPAL USE
--------                                  --------------    ---------------    ------------------
12055 Missouri Bottom Road..............     144,000           3/31/07         Warehouse,
  St. Louis County, MO                                                         Distribution
81 Spence Street........................     130,000            Owned          Corporate Offices,
  Bay Shore, NY                                                                Warehouse,
                                                                               Distribution
711 Brush Avenue........................      86,152           4/30/02         Warehouse,
  Bronx, NY                                                                    Distribution
11954 East Washington Blvd. ............      80,000            2/1/02         Warehouse,
  Santa Fe Springs, CA                                                         Distribution
120 Royal Woods Court...................      60,000           9/30/08         Warehouse,
  Atlanta, GA                                                                  Distribution
144 East Kingsbridge....................      48,000        Month-to-Month     Warehouse,
  Mount Vernon, NY                                              Lease          Distribution
2935 Bankers Industrial Drive...........      50,000            Owned          Showroom,
  Atlanta, GA                                                                  Warehouse
11725 Missouri Bottom Road..............      43,989           3/31/03         Warehouse,
  Hazelwood, MO                                                                Distribution
Lot 1.0.................................      35,472           3/14/03         Office, Warehouse,
  Northboro Road                                                               Distribution
  Southboro, MA
10145 Philipp Parkway...................      30,000           11/14/04        Warehouse,
  Streetsboro, OH                                                              Distribution
135 Fell Court..........................      30,000           12/21/06        Warehouse,
  Hauppauge, NY                                                                Distribution(1)
8921 Forshee Drive......................      28,255             (2)           Warehouse,
  Jacksonville, FL                                                             Distribution
4880 Hammermill Road....................      25,000            Owned          Warehouse,
  Tucker, GA                                                                   Distribution(3)

                                           APPROXIMATE      OWNED OR LEASE
LOCATION                                  SQUARE FOOTAGE    EXPIRATION DATE      PRINCIPAL USE
--------                                  --------------    ---------------    ------------------
Kilometer 29.4..........................      21,600           10/8/99         Warehouse,
  Road #1                                                                      Distribution
  Entrando por Ferrero
  Caguas, PR
7447 New Ridge Road.....................      20,147           4/30/02         Warehouse,
  Hanover, MD                                                                  Distribution

---------------
(1) The Company is in the process of consolidating its warehouse and distribution operations located in Hauppauge, NY with its distribution facility located in Bay Shore, NY. The existing Hauppauge, NY lease remains in effect.

(2) As of February 1999, the Company consolidated its warehouse and distribution operations in Jacksonville, FL with its distribution operations located in Atlanta, GA. The Jacksonville, FL lease has been terminated.

(3) As of January 1999, the Company consolidated its warehouse and distribution operations located in Tucker, GA with its distribution operations located in Atlanta, GA. In May 1999, the Company executed an agreement to sell the distribution facility located in Tucker, GA.

ITEM 3.  LEGAL PROCEEDINGS

     Following the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the Company and certain of its directors and officers were named as defendants in at least fifteen putative class action lawsuits filed primarily in the United States District Court for the Eastern District of New York on behalf of all purchasers of common stock of the Company (including former Fuqua shareholders who received shares of the Company Common Stock when the Company acquired Fuqua in December 1997) during various periods within the time period May 1997 to March 1998. The class actions were consolidated into an amended consolidated class action complaint as of January 29, 1999, and lead counsel was selected. The amended consolidated class action complaint asserts claims against the Company and the other defendants for violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the Company's business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company Common Stock was artificially inflated during the putative class periods. The amended consolidated class action complaint focuses on statements made concerning the Company's integration of its various recent acquisitions, as well as statements about the Company's inventories, accounts receivable, expected earnings and sales levels. The plaintiffs seek unspecified compensatory damages and costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative classes.

     In March 1999, the Company reported that an investigation conducted by the Company's Audit Committee, with the assistance of Rogers & Wells LLP, had found certain accounting errors and irregularities with respect to the Company's financial results for 1996 and 1997. Rogers & Wells LLP retained the accounting firm of Arthur Andersen LLP to assist in conducting the investigation and in providing advice on accounting matters. Based on the results of the investigation, the Company has restated its financial results for 1996 and 1997. While the accounting errors and irregularities are not presently the basis for the pending class actions, counsel to the class plaintiff have informed the Company's counsel that plaintiffs may seek to amend the consolidated complaint to allege claims based on such items.

     The Company intends to defend the lawsuit vigorously, but the Company is not currently able to evaluate the likelihood of success in this case or the range of potential loss. However, if the foregoing proceeding were determined adversely to the Company, management believes that such a judgment could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows. In addition, the staff of the SEC has advised the Company that the SEC may conduct an investigation with respect to the aforementioned accounting errors and irregularities.

     On March 27, 1998, agents of the U.S. Customs Service and the Food and Drug Administration arrived at the Company's principal headquarters and one other Company location and retrieved several documents pursuant to search warrants. The Company has subsequently been advised by an Assistant United States Attorney for the Southern District of Florida that the Company is a target of an ongoing grand jury investigation involving alleged fraud by one or more of the Company's suppliers relating to the unauthorized diversion of medical products intended for sale outside of the United States into United States markets. The Company has also been advised that similar search warrants were obtained with respect to approximately 14 other participants in the distribution of medical products. The Company is presently investigating these matters. The Company does not know when the grand jury investigation will conclude or what action, if any, may be taken by the government against the Company or any of its employees. Accordingly, the impact of this investigation on the Company cannot yet be assessed. The Company intends to cooperate fully with the government in its investigation.

     In March 1994, the Suffolk County Authorities initiated an investigation to determine whether regulated substances had been discharged in excess of permitted levels from the Lumex division (the "Lumex Division") located in Bay Shore, New York, which was acquired by Fuqua in April 1996. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminants present on the site and to evaluate their potential off-site extent. In connection with the acquisition of the Lumex Division, Fuqua assumed by contract the obligations associated with this environmental matter. In late 1996, Fuqua conducted surficial soil remediation at the Bay Shore facilities and reported the results to the Suffolk County Authorities in March 1997. A ground water work plan was submitted concurrently with the soil remediation report. In May 1997, the Suffolk County Authorities stated that they were satisfied with the soil remediation that had been conducted by Fuqua and provided comments on the ground water work plan.

     In November 1997, the Lumex Division received the results of additional ground water testing that had been performed in August and September 1997. The results revealed significantly lower concentrations of contaminants than were known at the time the "Ground Water Work Plan" was prepared in March 1997. Due to the relatively low levels of contaminants detected, the Lumex Division proposed sampling the groundwater on a quarterly basis for two years to ensure that the groundwater was not significantly affected and deferred implementing the ground water work plan. In January, April, July and October 1998, and in January 1999, additional confirmatory samples were taken and analyzed. These analytic results provide further support that the groundwater is not significantly contaminated. The Company will continue to monitor the quality of the groundwater to confirm that it remains acceptable. If the quality of the groundwater remains acceptable after the two year period expires, the Company will seek to withdraw its groundwater work plan.

     At December 31, 1998, the Company had reserves for remediation costs and additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Company's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Company has not assumed that any such costs would be recoverable from third parties nor has the Company discounted any of its estimated costs, although a portion of the remediation work plan will be performed over a period of years. The amount of environmental liabilities is difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed.

     In April 1996, Fuqua acquired the Lumex Division from Cybex International, Inc. (formerly Lumex, Inc.) for a purchase price of $40.7 million, subject to a final purchase price adjustment in the asset sale agreement. The final purchase price adjustment was disputed and, pursuant to the asset sale agreement was resolved through arbitration. On July 30, 1998, Fuqua received a payment of $2,468,358 (inclusive of interest) from Cybex, of which $2,384,606 was recorded as a reduction of the excess of cost over net assets acquired at September 30, 1998.

     In March 1997, Fuqua gave notice to the seller to preserve Fuqua's indemnification rights as provided under the terms of the asset sale agreement. In February 1998, Fuqua filed in the State Court of Fulton County a lawsuit against the seller and certain former officers stating claims for fraud, breach of warranty, negligent misrepresentation, Georgia RICO, and attorney's fees. Defendants filed an answer and counterclaim on April 7, 1998, denying liability and asserting fifteen defenses. On February 18, 1999, Cybex paid Fuqua $2.6 million in settlement of all of Fuqua's claims. As part of the settlement, Cybex released Fuqua from all liability in connection with Cybex's counterclaim.

     On August 3, 1998, the Company and another defendant, one of the Company's employees, were served with a lawsuit initiated by JOFRA Enterprises, Inc. ("JOFRA") in New York State Supreme Court, Westchester County. The complaint seeking damages of $25,000,000 alleges that the Company's hiring of a certain officer and employees of JOFRA constituted, among other things, unfair competition and wrongful appropriation of business opportunities. Pursuant to the defendant-employee's employment agreement, the defendant-employee is seeking indemnification with respect to such claims. Discovery is proceeding in the action. The Company considers the plaintiff's allegations to be without merit and intends to defend this lawsuit vigorously.

     On November 3, 1998, the Company and certain of its directors were named as defendants in a derivative suit commenced in the Court of Chancery of the State of Delaware, New Castle County. The lawsuit seeks to rescind a separation agreement dated as of July 29, 1998 (the "Separation Agreement"), pursuant to which Irwin Selinger, the former Chairman of the Board and Chief Executive Officer, resigned as Chairman of the Board, Chief Executive Officer and President of the Company. The lawsuit also seeks unspecified damages as well as the recovery of all sums paid to Mr. Selinger pursuant to the Separation Agreement. The plaintiff alleges that by approving the terms of the Separation Agreement, the defendants breached their fiduciary duties of loyalty and care to the Company by obligating the Company to pay Mr. Selinger substantially more than his former employment agreement had required. The Company considers the plaintiff's allegations to be without merit, and filed a motion to dismiss the complaint on various grounds in February 1999. The parties are presently in the process of briefing the motion to dismiss.

     In May 1999, the former shareholders of LaBac Systems, Inc. ("LaBac"), a company acquired by Graham-Field in June 1997, asserted certain claims against Graham-Field relating to alleged material misrepresentations and omissions contained in the purchase agreement, certain press releases and other public filings made by the Company with the Securities and Exchange Commission relating to the Company's business, results of operations and financial condition. Under the terms of the purchase agreement pursuant to which Graham-Field acquired LaBac for approximately $9.1 million in common stock of Graham-Field, all claims that are not resolved between the parties are to be submitted to arbitration. The Company intends to defend the claims vigorously, but the Company is not currently able to evaluate the likelihood of success in this case or the range of potential loss.

     The Company and its subsidiaries are parties to lawsuits and other proceedings, including those relating to product liability and the sale and distribution of its products. Except as discussed above, while the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

     (a) The common stock of the Company is traded on the New York Stock Exchange (Symbol: GFI). The following provides the high and low sales prices for the period from January 1, 1997 through May 28, 1999 as reported on the New York Stock Exchange.

                                                              HIGH      LOW
                                                              SALES    SALES
                                                              PRICE    PRICE
                                                              -----    -----
1997
  First Quarter.............................................   13 3/4    8 1/2
  Second Quarter............................................   13 3/4    8 3/8
  Third Quarter.............................................   17 7/8   12 9/16
  Fourth Quarter............................................   18 3/4   14

1998
  First Quarter.............................................   19 12/16   7 5/16
  Second Quarter............................................    8 1/16   4
  Third Quarter.............................................    6 4/16   2 5/16
  Fourth Quarter............................................    3 13/16   1 13/16

1999
  First Quarter.............................................    3 9/16   2 5/16
  Second Quarter (through May 28, 1999).....................    2 8/16   1 10/16

     (b) As of the close of business on May 28, 1999, the number of holders of record of common stock of the Company was 1,486.

     The New York Stock Exchange (the "Exchange") has certain continued listing financial criteria. The Company currently does not meet the Exchange's continued listing criteria and is in discussions with the Exchange concerning its plans to bring the Company in line with such criteria. There can be no assurance that the discussions with the Exchange will be successful, or that the Company will be able to continue to maintain its listing on the Exchange. In the event the Company's common stock is delisted from the Exchange, the Company would seek to list its common stock on another exchange or market, however, there can be no assurance that such efforts would be successful. The delisting of the Company's common stock on the Exchange may result in reduced liquidity for the Company's stockholders, which could have a material adverse effect on the Company's stockholders.

     Under the terms of the Company's Credit Facility with IBJ, which provides for borrowings, including letters of credit and bankers' acceptances, the Company is prohibited from declaring, paying or making any dividend or distribution on any shares of the common stock or preferred stock of the Company (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock, or of any options to purchase or acquire any such shares of common or preferred stock of the Company. Notwithstanding the foregoing restrictions, the Company is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due to BIL (Far East Holdings) Limited and BIL Securities (Offshore) Ltd. (collectively, "BIL") under the terms of the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") in any fiscal year, or (ii) 12.5% of net income of the Company on a consolidated basis, provided, that no event of default shall have occurred and be continuing or would exist after giving effect to the payment of the dividends.

     As of June 30, 1998, December 31, 1998 and March 31, 1999, the Company was not in compliance with certain financial covenants and other terms and provisions contained in the Credit Facility. On April 22, 1999, the Company entered into an amendment to the Credit Facility, which was subsequently amended as of May 21 and June 3, 1999 (the "1999 Amendment"), which provided for, among other things, the waiver of these defaults, an amendment to certain financial covenants and other terms and provisions contained in the Credit Facility, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In addition, the Company's Indenture dated as of August 4, 1997 (the "Indenture") governing the issuance of its $100 million Senior Subordinated Notes (the "Senior Subordinated Notes") prohibits the Company from declaring or paying any dividend or making any distribution or restricted payment as defined in the Indenture (collectively, the "Restricted Payments") (other than dividends or distributions payable in capital stock of the Company), unless, at the time of such payment (i) no default or event of default shall have occurred and be continuing or would occur as a consequence thereof; (ii) the Company would be able to incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio contained in the Indenture; and (iii) such Restricted Payment, together with the aggregate of all Restricted Payments made by the Company after the date of the Indenture is less than the sum of (a) 50% of the consolidated net income of the Company for the period (taken as one accounting period) beginning on April 1, 1997 to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such consolidated net income for such period is a deficit, minus 100% of such deficit), plus (b) 100% of the aggregate net cash proceeds received by the Company from contributions of capital or the issue or sale since the date of the Indenture of capital stock of the Company or of debt securities of the Company that have been converted into capital stock of the Company.

     The Company anticipates that for the foreseeable future any earnings will be retained for use in its business and accordingly, does not anticipate the payment of cash dividends, other than to BIL in accordance with the terms and provisions of the Series B and Series C Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA:

     The following selected financial data of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing herein. The financial data for 1997 and 1996 has been restated. See Note 16 to the consolidated financial statements. All amounts in the table are expressed in thousands, except per share amounts.

                            SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                        1998(1)       1997(2)         1996(3)      1995(4)      1994
                                        --------   -------------   -------------   --------   --------
                                                   (AS RESTATED)   (AS RESTATED)
STATEMENT OF OPERATIONS DATA:
Net revenues..........................  $380,866     $262,834        $143,270      $112,414   $106,026
(Loss) income before extraordinary
  item................................  $(48,992)    $(26,417)       $(12,838)     $  1,047   $ (1,979)
Extraordinary item....................        --           --            (736)           --         --
                                        --------     --------        --------      --------   --------
Net (loss) income.....................  $(48,992)    $(26,417)       $(13,574)     $  1,047   $ (1,979)
                                        ========     ========        ========      ========   ========
PER COMMON SHARE DATA:
(Loss) income before extraordinary
  item................................  $  (1.61)    $  (1.33)       $   (.82)     $    .07   $   (.14)
Extraordinary item....................        --           --            (.05)           --         --
                                        --------     --------        --------      --------   --------
Net (loss) income.....................  $  (1.61)    $  (1.33)       $   (.87)     $    .07   $   (.14)
                                        ========     ========        ========      ========   ========
Weighted average number of common and
  dilutive shares outstanding.........    31,111       20,600          15,557        14,315     13,862
                                        ========     ========        ========      ========   ========
BALANCE SHEET DATA (AT PERIOD END):
Total assets..........................  $428,859     $537,337        $204,286      $103,011   $102,454
Working capital.......................    76,376       99,132          14,316        35,061     29,389
Total long-term liabilities, excluding
  current portion and Senior
  Subordinated Notes..................     6,715        7,733           6,535        20,462     22,107
Senior Subordinated Notes.............   100,000      100,000              --            --         --
Stockholders' equity..................   219,867      265,109         113,450        60,970     56,152

---------------
(1) 1998 includes a charge of $18,310,000 to write-off the Company's deferred tax asset, a provision for uncollectible accounts receivable of $11,047,000, an allowance of $3,000,000 for the P.T. Dharma Loan Agreement, separation charges of $2,548,000, a charge of $2,389,000 for inventory write-downs, charges of $2,320,000 related principally to other asset write-offs and accrual adjustments, a charge for impairment in excess of cost over net assets acquired of $1,873,000, a charge of $954,000 for stock compensation and reversals of restructuring and merger accruals no longer required of $3,547,000.

(2) 1997 includes restructuring charges of $18,151,000, indirect merger charges related to the acquisition of Fuqua of $4,393,000, inventory write-downs of $7,732,000, charges of $5,000,000 to increase allowances for accounts and notes receivable, $3,300,000 associated with the write-off of purchased in-process research and development and a charge of $838,000 for stock compensation.

    On December 30, 1997, Graham-Field acquired Fuqua in a transaction pursuant to which Graham-Field issued 9,413,689 shares of common stock (excluding shares of common stock of Graham-Field to be issued in connection with Fuqua stock options assumed by Graham-Field) in exchange for the common stock of Fuqua. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of the purchase price over net assets acquired was approximately $121.2 million.

    In connection with the acquisition of Fuqua, Graham-Field acquired the Leather Operations. It was Graham-Field's intention to dispose of the Leather Operations as soon as reasonably practicable following the consummation of the acquisition of Fuqua. Accordingly, the net assets of the Leather Operations were reflected as "Assets held for sale" in the amount of $61,706,000 on the balance sheet as of December 31, 1997. On January 27, 1998, Graham-Field sold the Leather Operations for $60,167,400 in cash, 5,000 shares of Series A Preferred Stock of the buying entity with a stated value of $4,250,000 (valued at $1,539,000), and the assumption of debt of $2,341,250.

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

    On February 28, 1997, Everest & Jennings Canada, a wholly-owned subsidiary of Graham-Field acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2,900,000 (Canadian Dollars) (approximately U.S. $2,150,000). The purchase price was paid by the issuance of 187,733 shares of common stock of Graham-Field valued at U.S.$11.437 per share. The acquisition was accounted for as a purchase and, accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately U.S.$2.5 million. In 1998, the Company recorded a charge of $1,873,000 to reflect an impairment in this asset.

(3) In March 1996, Graham-Field sold its Gentle Expressions breast pump product line, and recorded a gain of $360,000.

    On November 27, 1996, the Company acquired Everest & Jennings pursuant to the terms and provisions of the Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996 and amended as of October 1, 1996, by and among Graham-Field, Everest & Jennings, Everest & Jennings Acquisition Corp., and BIL. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Everest & Jennings have been included in Graham-Field's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the estimated fair market value of the net deficiency acquired was approximately $54.2 million.

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

    During 1996, Graham-Field recorded charges of $15,146,000 related to the acquisition of Everest & Jennings. The charges included $12,500,000 associated with the write-off of purchased in-process research and development costs and $2,646,000 of merger-related expenses.

    The extraordinary item is related to the early retirement of the indebtedness underlying the John Hancock Mutual Life Insurance Note and Warrant Agreement dated as of March 12, 1992, as amended (the "John Hancock Indebtedness"), and represents a "make-whole" payment and the write-off of unamortized deferred financing costs associated with this indebtedness.

(4) Effective July 1, 1995, Graham-Field acquired substantially all of the assets and liabilities of National Medical Excess Corp. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations are included in the consolidated financial statements of Graham-Field subsequent to that date.

    Net income per common share for 1995, which was the same for basic and diluted, was computed using the weighted average number of common shares (14,278,000 shares) and dilutive common equivalent shares outstanding (37,000 shares) during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements include, but are not limited to, statements relating to (i) the Company's ability to continue as a going concern, (ii) the Company's ability to reduce operating expenses and working capital investment and obtain additional financing to operate the business, (iii) the expansion of the Company's market share, (iv) the Company's growth into new markets, (v) the development of new products and product lines to appeal to the needs of the Company's customers, (vi) the consolidation of the Graham-Field Express distribution network, (vii) obtaining regulatory and governmental approvals, (viii) the upgrading of the Company's technological resources and systems, (ix) the ability of the Company to implement its Year 2000 remediation plan and address the risks related to Year 2000 compliance, and
(x) the retention of the Company's earnings for use in the operation and expansion of the Company's business.

     Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the Company's ability to continue as a going concern, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, the Company's ability to effectively integrate acquired companies and realize certain manufacturing, operational and distribution efficiencies and cost savings, the termination of the Company's Wheelchair Supply Agreement with P.T. Dharma, the ability of the Company to maintain its gross profit margins, the ability to obtain financing to operate the Company's business, the ability of the Company to implement its Year 2000 remediation plan and address the risks related to Year 2000 compliance, the ability of the Company to successfully defend the class actions arising out of the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, adverse litigation results, the acceptance and quality of new software and hardware products which will enable the Company to expand its business, the acceptance and ability to manage the Company's operations in foreign markets, possible disruptions in the Company's computer systems or distribution technology systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4 dated as of December 19, 1997.

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

RESTATEMENT

     In March 1999, the Company reported that an investigation conducted by the Company's Audit Committee, with the assistance of Rogers & Wells LLP, had found certain accounting errors and irregularities with respect to the Company's financial results for 1996 and 1997. Rogers & Wells LLP retained the accounting firm of Arthur Andersen LLP to assist in conducting the investigation and in providing advice on accounting matters. Based on the results of the investigation, the Company has restated its financial results for 1996 and 1997. The financial information contained herein has been restated to incorporate all relevant information obtained from the investigation.

     The restated loss before income taxes for the years ended December 31, 1997 and 1996 were $37,009,000 and $11,482,000, respectively, as compared to the originally reported loss before income taxes for the years ended December 31, 1997 and 1996 of $30,228,000, and $8,955,000, respectively. The restated net loss for the years ended December 31, 1997 and 1996 were $26,417,000 and $13,574,000, respectively, as compared to the originally reported net loss for the years ended December 31, 1997 and 1996 of $22,893,000 and $12,609,000,
respectively. In addition, the restated operating revenues for the years ended December 31, 1997 and 1996 were $261,672,000 and $142,711,000, respectively, as compared to originally reported operating revenues for December 31, 1997 and 1996 of $261,981,000 and $143,083,000, respectively.

RESULTS OF OPERATIONS

     On August 28, 1997, the Company acquired all of the issued and outstanding shares of the capital stock of Medapex, which was accounted for as a "pooling of interests." Accordingly, the Company's financial statements for periods prior to the combination have been restated to include the results of Medapex for all periods.

  Operating Revenues

     1998 compared to 1997. Operating revenues were $378,840,000 for the year ended December 31, 1998, representing an increase of 45% from the prior year. The increase in operating revenues was primarily attributable to the acquisition of Fuqua in December 1997, five other acquisitions completed in 1997, the growth of Graham-Field's innovative Graham-Field Express program, and the expansion of the C.A.P. program. On a pro forma basis (as if all acquisitions completed in 1997 were recorded as of January 1, 1997), the Company's revenues increased approximately 1% for the year ended December 31, 1998. Revenues for the year ended December 31, 1998 fell below management's expectations primarily due to intense competition within the healthcare industry and management's focus on the integration of the acquisitions and the merging of diverse manufacturing and distribution facilities, information and technology systems, sales forces and product lines. Management believes that intense competition within the healthcare industry will continue in 1999.

     In March 1996, Graham-Field Express was introduced to offer "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. As of December 31, 1998, Graham-Field Express facilities were operating from seven (7) distribution facilities located in the Bronx, New York; Puerto Rico; Dallas, Texas; Baltimore, Maryland, Cleveland, Ohio, Boston, Massachusetts and Louisville, Kentucky, as compared to six (6) Graham-Field Express facilities which were operating as of December 31, 1997. As of

March 31, 1999, the Company had eliminated Graham-Field Express facilities operating in Louisville, Kentucky and Dallas, Texas. Revenues attributable to Graham-Field Express were approximately $79,051,000 and $50,512,000 for the years ended December 31, 1998 and 1997, respectively. The Company intends to moderate the growth of the Graham-Field Express Program and may further consolidate the Graham-Field Express distribution network.

     1997 compared to 1996. Operating revenues were $261,672,000 for the year ended December 31, 1997, or 83% higher than the year ended December 31, 1996. The increase in operating revenues was primarily attributable to Graham-Field's expansion of its C.A.P. program, the introduction of the Graham-Field Express program, the addition of new product lines and the acquisition of Everest & Jennings in November 1996.

     For the year ended December 31, 1997, revenues attributable to the Graham-Field Express program were approximately $50,512,000. Revenues of Everest & Jennings for the period from the date of acquisition to December 31, 1996 were approximately $3,634,000.

     The increase in operating revenues was achieved despite the decline in sales to Apria Healthcare Group, Inc. ("Apria") of approximately $5,905,000 for the year ended December 31, 1996 as compared to the prior year. Graham-Field's supply agreement with Apria expired on December 31, 1995.

  Interest and Other Income

     1998 compared to 1997. Interest and other income for the year ended December 31, 1998 was $2,026,000, as compared to $1,162,000 for the prior year. The increase is primarily due to interest earned in the amount of $247,000 on the P.T. Dharma Advance, dividends earned in the amount of $187,500 on preferred stock acquired in connection with the sale of Fuqua's leather operations in January 1998, and net sublease income in the amount of $237,000 attributable to certain Fuqua properties.

     1997 compared to 1996. Interest and other income increased from $559,000 in 1996 to $1,162,000 in 1997. The increase is primarily due to interest earned on the unused proceeds from Graham-Field's sale of its Senior Subordinated Notes on August 4, 1997 and interest earned on customer financing programs.

  Cost of Revenues

     1998 compared to 1997. Cost of revenues as a percentage of operating revenues decreased for the year ended December 31, 1998 to 70%, as compared to 74% for the prior year. The Fuqua entities and LaBac contributed higher gross profit margins, offset in a large part by a higher mix of redistributed products, primarily through the Graham-Field Express Program, which historically operates at lower gross profit margins, and by operating inefficiencies incurred during the integration of acquired companies. As part of Graham-Field's strategic initiatives relating to product rationalization, charges of $2,389,000 and $7,732,000 are included in cost of revenues for 1998 and 1997, respectively, for inventory write-downs for certain obsolete and excess inventory. Excluding the charge associated with the inventory write-downs in 1998 and 1997, cost of revenues as a percentage of operating revenues would have been approximately 69% for 1998 and 71% for 1997. Management believes that cost of revenues as a percentage of operating revenues was adversely affected in 1998 due to intense competition and pricing pressures within the healthcare industry, which trend is expected to continue. In addition, the delays associated with the integration of the acquisitions completed in 1997 negatively impacted Graham-Field's ability to realize certain manufacturing and operating efficiencies and cost savings.

     1997 compared to 1996. Cost of revenues as a percentage of operating revenues increased for the year ended December 31, 1997 to 74%, as compared to 71% for the prior year. As part of Graham-Field's strategic restructuring initiatives related to product rationalization, a charge of $7,732,000 is included in cost of revenues for 1997 related to inventory write-downs associated with the elimination of certain non-strategic inventory and product lines. Excluding the charge associated with the inventory write-downs, cost of revenues as a percentage of operating revenues for 1997 would have been 71%. Nevertheless, management believes that cost of revenues as a percentage of operating revenues was adversely affected in the fourth quarter of 1997 due to intense competition and pricing pressures within the healthcare industry.

  Selling, General and Administrative Expenses

     1998 compared to 1997. Selling, general and administrative expenses as a percentage of operating revenues for the year ended December 31, 1998 increased to 37%, as compared to 28% in the prior year. In the fourth quarter of 1998, a provision for uncollectible accounts and notes receivable of $11,047,000 was recorded to reflect anticipated losses from one customer in financial difficulty and several other customer accounts being placed in collection and a provision of $3,000,000 was recorded related to the P.T. Dharma Loan Agreement. Selling, general and administrative expense in 1998 also includes separation charges of $2,548,000, a charge of $2,320,000 principally for other asset write-offs and accrual adjustments, a charge of $1,873,000 for impairment of excess of cost over net assets and a charge of $954,000 for stock compensation. Excluding these items, selling, general and administrative expenses as a percentage of operating revenues would have been 31% in 1998. The increase in selling, general and administrative expenses was primarily attributable to higher corporate office and administrative overhead; increased amortization related to the acquisitions completed in 1997; the inability of the Company to realize certain cost savings associated with acquisitions completed in 1997 relating to the consolidation of corporate offices, manufacturing and distribution facilities, the streamlining of information and technology systems and the merging of sales forces and product lines; and the contribution of revenue by the Fuqua entities and LaBac at a higher percentage of selling, general and administrative expenses.

     1997 compared to 1996. Selling, general and administrative expenses as a percentage of operating revenues for the year ended December 31, 1997 increased to 28%, as compared to 25% in the prior year. In the fourth quarter of 1997, a provision for uncollectible accounts and notes receivable of $5,000,000 was recorded to reflect increased credit risk due to the anticipated impact of changes in state Medicare reimbursement and procurement policies for certain product lines and the extended payment terms being taken by the Company's customers. The changes in such reimbursement patterns resulted in an increased number of days outstanding for receivables. In addition, the Company incurred a charge of $838,000 in 1997 for stock compensation. Excluding the provision for uncollectible accounts receivable and charge for stock compensation, selling, general and administrative expenses as a percentage of operating revenues for 1997 would have been 26%. The increase in selling, general and administrative expenses was primarily due to higher than anticipated integration costs associated with the acquisitions completed in 1997. The delays associated with the integration process also negatively impacted the Company's ability to realize certain anticipated cost savings relating to the consolidation of corporate offices, manufacturing and distribution facilities, the streamlining of information and technology systems and the merging of sales forces and product lines.

  Interest Expense

     1998 compared to 1997. Interest expense for the year ended December 31, 1998 increased to $12,652,000, as compared to $7,260,000 for the prior year. The increase is primarily due to a full year of interest attributable to the Company's sale on August 4, 1997 of its Senior Subordinated Notes, a higher cost of borrowings under the Credit Facility, and an increased level of borrowings under the Credit Facility.

     1997 compared to 1996. Interest expense for the year ended December 31, 1997 increased to $7,260,000, as compared to $2,762,000 for the prior year. The increase is primarily due to increased borrowings attributable to Graham-Field's revenue growth, the expansion of the Graham-Field Express program, and the sale of the Senior Subordinated Notes on August 4, 1997.

  Merger and Restructuring Related Charges

     1998 compared to 1997. Merger and restructuring related charges decreased to record a benefit of $3,547,000 during 1998, as compared to a charge in 1997 of $22,544,000. The decrease is primarily due to the reevaluation of certain merger and restructuring related charges originally recorded in 1997 that are no longer needed as of the end of 1998. In 1998, the Company performed a reevaluation of such accruals and considered the actual costs incurred to complete the strategic restructuring initiatives and the estimated future costs to complete the initiatives contemplated in the 1997 restructuring plan (the "Restructuring Plan") (see Note 3 to the consolidated financial statements).

     1997 compared to 1996. In connection with the acquisition of Fuqua on December 30, 1997, the Company adopted the Restructuring Plan to implement certain strategic restructuring initiatives and recorded restructuring charges of $18,151,000 (the "Restructuring Charges") and indirect merger charges of $4,393,000 (the "Merger Charges"). The Restructuring Plan was initiated to create manufacturing, distribution and operating efficiencies and enhance the Company's position as a low-cost supplier in the healthcare industry. These steps included a broad range of efforts, including the consolidation of the Company's Temco manufacturing operations in New Jersey into Fuqua's Lumex manufacturing facility in New York and relocation of the Company's corporate headquarters to the Lumex facility. In addition, the Company will be closing several other distribution facilities and consolidating operations in an effort to achieve additional cost savings.

     The Restructuring Charges include exit costs of $15,301,000 related to the elimination of duplicate manufacturing and distribution facilities, severance costs of $650,000 for approximately 100 employees, and asset write-downs of $2,200,000 relating to assets to be sold or abandoned. In addition, the Company recorded a provision for inventory write-downs of $7,732,000 associated with the elimination of certain non-strategic inventory and product lines that is included in costs of revenue.

     The Merger Charges were related to the Fuqua acquisition and Medapex combination and included the write-off of certain unamortized catalog costs with no future value, certain insurance policies, payment of bonuses related to the acquisitions, and various transaction costs. The Company also incurred $3,300,000 of expenses in 1997 related to the write-off of purchased in-process research and development costs of Fuqua.

     During the fourth quarter of 1996, Graham-Field recorded charges of $15,146,000 related to the acquisition of Everest & Jennings. The charges included $12,500,000 associated with the write-off of purchased in-process research and development costs and $2,646,000 of merger expenses related to severance payments, the write-off of certain unamortized catalog and software costs with no future value, the accrual of costs to vacate certain of Graham-Field's facilities, and the cost of certain insurance policies.

  Net Loss or Income

     1998 compared to 1997. Loss before income taxes for the year ended December 31, 1998 was $32,585,000, which includes $20,584,000 of unusual items (the "1998 Unusual Items"), as compared to a loss before income taxes of $37,009,000 in 1997, which includes Restructuring Charges, Merger Charges and other charges in the aggregate amount of $39,414,000.

     The 1998 Unusual Items include a provision for uncollectible accounts and notes receivable of $11,047,000, a provision of $3,000,000 related to the P.T. Dharma Loan Agreement, separation charges of $2,548,000, a charge of $2,389,000 related to the inventory write-down for certain obsolete and excess inventory, charges of $2,320,000 related to other asset write-offs and accrual adjustments, charges for impairment of excess of cost over net assets acquired of $1,873,000, a charge of $954,000 for stock compensation, and the reversal of merger and restructuring related accruals no longer needed of $3,547,000. Excluding the unusual items and restructuring, merger and other charges recorded in 1998 and 1997, the loss before income taxes was $12,001,000 in 1998, as compared to income before income taxes of $2,405,000 in 1997. This decrease in income before income taxes was primarily due to a decrease in cost of revenues as a percentage of operating revenues offset by an increase in selling, general and administrative expenses as a percentage of operating revenues, an increase in amortization expense and an increase in interest expense.

     Net loss for the year ended December 31, 1998 was $48,992,000, as compared to $26,417,000 for the prior year. An income tax expense of $16,407,000 was recorded in 1998 compared to an income tax benefit of $10,592,000 in 1997. At December 31, 1998, the Company had aggregate federal net operating loss carryforwards of approximately $52,000,000 for income tax purposes, which expire during the period 2010 through 2018. Approximately $24,164,000 of the net operating loss carryforwards were acquired primarily in connection with the Everest & Jennings acquisition and are limited to use in any particular year. For financial reporting purposes, due to prior year losses of Everest & Jennings, and SRLY limitations, a full valuation allowance of approximately $12,598,000 was recorded in purchase accounting against the Everest & Jennings net operating losses and deferred tax assets. Subsequent realization of any Everest & Jennings tax benefits will be recorded as a reduction of the excess of cost over net assets acquired.

     As a result of the continuation operating losses in 1998, the Company increased its deferred tax valuation allowance by $22,996,000, which results in a full valuation allowance against all net deferred tax assets at December 31, 1998.

     1997 compared to 1996. Loss before income taxes for the year ended December 31, 1997 was $37,009,000, as compared to a loss before income taxes and extraordinary item of $11,482,000 for the prior year. The loss before income taxes for 1997 includes Restructuring Charges of $18,151,000, Merger Charges of $4,393,000, a provision for inventory write-downs of $7,732,000, a provision for uncollectible accounts and notes receivable of $5,000,000, a charge of $3,300,000 related to the write-off of purchased in-process research and development costs of Fuqua and charges for stock compensation of $838,000. The loss before income taxes and extraordinary item for 1996 includes certain charges of $15,146,000 relating to the acquisition of Everest & Jennings. Excluding the restructuring, merger and other charges and the write-off of purchased in-process research and development costs in 1996 and 1997, income before income taxes decreased from $3,664,000 in 1996 to $2,405,000 in 1997, primarily due to an increase in interest expense, amortization and selling, general and administrative expenses as a percent of operating revenues.

     Net loss for the year ended December 31, 1997 was $26,417,000, as compared to $13,574,000 for the prior year. Graham-Field recorded an income tax benefit of $10,592,000 for the year ended December 31, 1997, as compared to income tax expense of $1,356,000 for the prior year. As of December 31, 1997, Graham-Field had net deferred tax assets of $18,619,000, primarily comprised of future tax deductions for restructuring and other accruals and reserves related to the acquisition of Fuqua. A full valuation allowance has been recorded against Everest & Jennings' net deferred tax assets. When realized, the tax benefit for such items will be recorded as a reduction of the Everest & Jennings' goodwill. A valuation allowance on the remaining deferred tax assets was not provided in 1997 because management believed that there would be sufficient earnings in the carryforward period to utilize such deferred tax assets.

     The net loss in 1996 includes an extraordinary item of $736,000 (net of tax benefit of $383,000) related to the "make-whole" payment and write-off of unamortized deferred financing costs associated with the early retirement of the John Hancock Indebtedness.

     Graham-Field's business has not been materially affected by inflation.

  Liquidity and Capital Resources

     Graham-Field had working capital of $76,376,000 at December 31, 1998, as compared to $99,132,000 at December 31, 1997.

     Cash used in operating activities for the year ended December 31, 1998 was $20,937,000, as compared to cash used in operating activities of $39,377,000 in the prior year. The principal reasons for the decrease in cash used in operating activities during 1998 were an increase in operating cash flow before changes in operating assets and liabilities and a decrease in the changes in operating assets and liabilities. During 1998, the Company had a lower investment in accounts receivable relative to the investment in 1997 and a decrease in inventory levels (compared to an increase in inventory levels during 1997) which were partially offset by reductions in accounts payable and accrued expenses due principally to 1998 payments on prior year restructuring and merger accruals. In 1998, the Company utilized approximately $4,367,000 in cash related to the Restructuring and Merger Charges recorded in 1997.

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

     The Credit Facility provides for borrowings of up to $50 million (after giving effect to the 1999 Amendment), including letters of credit and bankers acceptances arranged by IBJ, as agent. Under the terms of the Credit Facility, borrowings bear interest at IBJ's prime rate (7.75% at December 31, 1998) plus one percent.

     As of June 30, 1998, December 31, 1998 and March 31, 1999, the Company was not in compliance with certain financial covenants and other terms and provisions contained in the Credit Facility. The 1999 Amendment provides for, among other things, the waiver of these defaults, an amendment to certain financial covenants, a new undrawn availability covenant relating to scheduled interest payments on the Senior Subordinated Notes, and other terms and provisions contained in the Credit Facility, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000. The 1999 Amendment reduced the maximum revolving advance amount under the Credit Facility from $80 million to $50 million, and reduced and/or eliminated certain availability and borrowing base reserves. After giving effect to the 1999 Amendment, which includes the reduction and/or elimination of certain availability and borrowing base reserves, the Company's availability to borrow funds under the Credit Facility remains relatively unchanged. As part of the 1999 Amendment, the Company is required to pay a waiver fee (the "Waiver Fee") in the amount of $400,000 on or before June 30, 1999, unless the Company either presents an acceptable business plan to the banks on or before June 30, 1999, or repays in full all outstanding obligations under the Credit Facility on or before June 30, 1999. Notwithstanding the foregoing, in the event the Company is in receipt on or before June 30, 1999 of a commitment letter, letter of intent or agreement to
(i) sell substantially all or a part of the assets or equity securities of the Company in a sale, merger, consolidation or other similar transaction, which results in the repayment of all of the outstanding obligations under the Credit Facility, or (ii) refinance the indebtedness under the Credit Facility (the transactions referred to in clauses (i) and (ii) are individually referred to as a "Significant Transaction"), the payment date for the Waiver Fee will be extended until the earlier to occur of the consummation of a Significant Transaction, which results in the repayment of all outstanding obligations under the Credit Facility, or ninety (90) days from June 30, 1999. The Credit Facility is secured by substantially all of the assets of the Company and the pledge of the capital stock of certain of the Company's subsidiaries.

     At December 31, 1998, the Company had working capital of approximately $76.4 million and unused availability under the Credit Facility of approximately $15.7 million. As of June 1, 1999, after giving effect to the 1999 Amendment (see Note 6 to the Consolidated Financial Statements), the Company had unused availability of approximately $7.2 million. The Company has incurred significant losses in each of the three years in the period ended December 31, 1998 and in the first quarter of 1999. These losses have arisen as a result of a significant amount of merger, restructuring and other expenses related to acquisitions completed in 1996 and 1997, the failure to integrate effectively these acquisitions and realize the benefits and synergies to be derived therefrom, and the impact of intense competition within the healthcare industry. The losses included significant charges relating to provisions for accounts receivable, inventory and other asset write-offs in 1997 and 1998, a provision to increase the valuation allowance on deferred tax assets in 1998, and certain professional and other advisory fees in the first quarter of 1999, all of which management believes to be substantially non-recurring. Further, the Company and certain of its directors and officers have been named as defendants in at least fifteen putative class action lawsuits which have been consolidated into an amended complaint (see Note 15 to the Consolidated Financial Statements).

     In response to the losses incurred in 1997, 1998 and the first quarter of 1999, management has commenced a program to reduce operating expenses, improve gross margins and reduce the investment in working capital during the remainder of 1999 and take other actions to improve its cash flow. These actions include, but are not limited, to (i) the completion of the activities contemplated by the Company's restructuring plan as further described in Note 3 to the Consolidated Financial Statements; (ii) the initiation of inventory reduction and product rationalization programs; (iii) the tightening of credit policies and payment terms; (iv) the reduction in previously budgeted capital expenditures; (v) the implementation of streamlined product pricing and product return guidelines; (vi) the initiation of an aggressive program to collect past due accounts receivable; and (vii) the realignment and consolidation of sales forces and territories.

     Notwithstanding the actions described above, the Company currently expects that it will be necessary to obtain approximately $5 to $10 million of additional borrowing availability by August 1999. Management believes that it will be able to obtain the additional borrowing availability by financing certain unencumbered real estate or through a secondary financing; however, it has not yet obtained such financing commitment. Management also believes that, if necessary, it could sell certain assets to meet cash requirements, which would require the consent of the lenders under the Credit Facility.

     Management believes that such objectives are attainable, however, there can be no assurance that the Company will be successful in its efforts to improve its cash flow from operations or that it will be able to obtain such additional borrowing availability on satisfactory terms in a timely manner to provide sufficient cash for operations, capital expenditures and regularly scheduled debt service. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     The Credit Facility contains certain customary terms and provisions, including limitations with respect to the repayment or prepayment of principal on subordinated debt, including the Notes, the incurrence of additional debt, liens, transactions with affiliates and certain consolidations, mergers and acquisitions and sales of assets, and restrictions relating to capital expenditures. In addition, Graham-Field is prohibited from declaring or paying any dividend or making any distribution on any shares of common stock or preferred stock of Graham-Field (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or applying any of its funds, property or assets to the purchase, redemption or other retirement of any such shares, or of any options to purchase or acquire any such shares. Notwithstanding the foregoing restrictions, Graham-Field is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due BIL under the terms of the Graham-Field Series B and Series C Preferred Stock in any fiscal year, or (ii) 12.5% of the net income of Graham-Field on a consolidated basis, provided that no event of default under the Credit Facility shall have occurred and be continuing or would exist after giving effect to the payment of the dividends. The Credit Facility contains certain financial covenants, including a net cash flow covenant and leverage ratio, as well as the requirement that Graham-Field reduce outstanding borrowings with the net cash proceeds of certain asset sales.

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

     Effective as of May 12, 1999, BIL waived certain events of default under a $4 million note owing by the Company to BIL (the "BIL Note") and exchanged all of its right, title and interest under the BIL Note, in consideration of the issuance of 2,036 fully paid, validly issued, non-assessable shares of the Company's Series D Preferred Stock (the "Series D Preferred Stock"). The shares of Series D Preferred Stock are non-voting, but have substantially the same economic rights as 2,036,000 shares of Common Stock. Based on the closing price of the Common Stock on May 12, 1999, that number of shares would have a market value of $4,072,000, which equals the aggregate of the unpaid principal amount and accrued interest on the BIL Note. Simultaneously with the closing of such transaction, Graham-Field and BIL entered into an agreement dated as of May 12, 1999, which provided Graham-Field with the sole and exclusive option for a period of one year following May 12, 1999, to convene a meeting of its stockholders or take such other corporate action, in accordance with applicable laws and regulatory requirements, as may be required to obtain applicable corporate approval to exchange each share of Series D Preferred Stock for 1,000 shares of Common Stock.

  Year 2000

     The following disclosure is intended to be a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Company has developed, and is in the process of implementing, a Year 2000 ("Y2K") remediation plan in an attempt to address the risks related to the Y2K compliance of information technology ("IT") systems, non-IT systems and products, and relationships with third parties. The Company has three major IT application environments: distribution, manufacturing and warehouse automation. Management has selected application packages for distribution and manufacturing functions, which the Company believes are Y2K compliant based upon representations from the supplier of such application packages. Management believes, subject to completion of its review of the Y2K compliance of its critical business partners (as discussed below) and completion of product testing, that the current warehouse automation systems should be Y2K compliant. With respect to each of these application environments, the Company is relying on the Y2K compliance representations of suppliers and other third parties whose activities may impact the Company's business operations. The Company will be conducting Y2K compliance testing of these application packages.

     The distribution package includes the corporate general ledger, accounts payable, accounts receivable, purchasing, inventory control and order entry functions. General ledger, accounts payable and accounts receivable upgrades were completed in 1997. Purchasing and inventory control functions have been upgraded, and order entry is anticipated to be upgraded during the first half of 1999. The manufacturing system upgrade is in process, and one of the five manufacturing sites has been completed. The remaining manufacturing sites are currently in the remediation phase with all remediation and testing scheduled to be completed by the end of the third quarter of 1999.

     In the event that the Company's IT and non-IT systems are not Y2K compliant in time, the most reasonably likely worst case scenario is that such non-compliance would result in a material adverse effect on the Company's business, financial position, and results of operations in future periods. The Company intends to create a contingency plan during 1999 to address potential Y2K failures of its critical IT and non-IT systems. This contingency plan will include, but not be limited to, identification and mitigation of potentially serious business interruptions, adjustment of inventory levels to meet customer needs and establishment of crisis response processes to address unexpected problems. In developing the contingency plan, the Company will be prioritizing its applications and developing emergency measures to address potential failures of applications that are deemed significant to the Company's business operations. Moreover, the Company's contingency plans will attempt to address Y2K risks in connection with potential Y2K failures experienced by third parties such as suppliers.

     The Company is in the process of reviewing its relationships with high-priority business partners, including such areas as payroll, electronic banking, EDI links and freight systems, to determine their Y2K compliance status. Although the Company anticipates completing its assessment of the Y2K compliance of its business partners by the middle of 1999, the Company will be relying primarily on the representations of these external parties regarding their readiness for Y2K compliance. The inability of the Company's high-priority business partners to be Y2K compliant could have a material adverse effect on the business, financial position and results of operations of the Company.

     With respect to non-IT system issues, the Company is in the process of assessing the Y2K compliance of its products to determine if there are any material issues associated with the Y2K problem, including any issues related to embedded technology in these products. Towards that end, the Company is attempting to identify its at-risk products (which include date data processing), prioritize these products, and identify and address pertinent Y2K concerns. The Company is assessing the Y2K compliance representations made by suppliers, and anticipates completing its assessment by the third quarter of 1999. Since the Company's Y2K plan is dependent in part upon these suppliers and other key third parties being Y2K compliant, there can be no assurance that the Company's efforts in this area will be able to prevent a material adverse effect on the Company's business, financial position, and results of operations in future periods should a significant number of suppliers and customers experience business disruptions as a result of their lack of Y2K compliance.

     A Y2K program manager has been assigned to coordinate the computer system upgrades and the Company's Y2K compliance plan. In 1998, the Company expended approximately $150,000 on its Y2K plan, primarily related to the costs of outside consulting and review services. In 1999, the Company expects to expend approximately $250,000 for outside consulting assistance, and $250,000 in the form of capital equipment leases to replace equipment that is determined not to be Y2K compliant. In addition, in 1999, the Company expects to expend $150,000 for an independent Y2K audit, and approximately $350,000 to undertake and complete system testing. The Company's upgrades of IT systems were not accelerated due to Y2K issues, and accordingly, such costs are not included in the costs of the Y2K plan. With respect to non-IT system issues, the Company is unable to estimate its remediation costs since it does not have information available upon which to measure the cost of Y2K compliance in this area. While the total costs to become Y2K compliant in the non-IT system area are not known at this time, management does not believe that such costs will have a material effect on the business, financial position, and results of operations of the Company.

     The Company's statements regarding its Y2K readiness are forward-looking and, therefore, subject to change as a result of known and unknown factors. The estimates and expected completion dates described above are based on information available at this time and may change as additional information and assessment phase results become available.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

     As of December 31, 1998, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Mexico and Canada; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 9.75%, and borrowings under its Credit Facility, which bear interest at IBJ's prime rate, as adjusted from time to time, plus one percent.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

                          LIST OF FINANCIAL STATEMENTS
                                      AND
                          FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1998

                       GRAHAM-FIELD HEALTH PRODUCTS, INC.
                              BAY SHORE, NEW YORK

FORM 10 - K -- ITEM 8, ITEM 14(a)(1) AND (2)(c) AND (d)

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of Graham-Field Health Products, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets -- December 31, 1998 and 1997...  F-3
Consolidated Statements of Operations -- Years ended
  December 31, 1998, 1997 and 1996..........................  F-4
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 1998, 1997 and 1996....................  F-5
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1998, 1997 and 1996..........................  F-7
Notes to Consolidated Financial Statements -- December 31,
  1998......................................................  F-9
The following consolidated financial statement schedule of
  Graham-Field Health Products, Inc. and subsidiaries is included in Item 14(d):
Schedule II -- Valuation and qualifying accounts............

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Graham-Field Health Products, Inc.

     We have audited the accompanying consolidated balance sheets of Graham-Field Health Products, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graham-Field Health Products, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses in each of the three fiscal years in the period ended December 31, 1998. In addition, as more fully described in Note 15, the Company has been named as a defendant in at least fifteen putative class action lawsuits that have been consolidated into an amended complaint. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 15. The consolidated financial statements and financial statement schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Melville, New York
June 3, 1999

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                  1998              1997
                                                              -------------   ----------------
                                                                              AS RESTATED, SEE
                                                                                  NOTE 16
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,290,000     $  4,430,000
  Accounts receivable, less allowance for doubtful accounts
     of $20,107,000 and $14,368,000, respectively...........     90,969,000       87,212,000
  Inventories...............................................     63,121,000       74,029,000
  Notes receivable and other current assets, less allowance
     for doubtful notes of $5,373,000 in 1998...............      9,252,000        7,317,000
  Recoverable and prepaid income taxes......................      1,441,000        4,422,000
  Deferred tax assets.......................................             --       10,695,000
  Asset held for sale.......................................             --       61,706,000
                                                              -------------     ------------
          TOTAL CURRENT ASSETS..............................    168,073,000      249,811,000
Property, plant and equipment, net..........................     40,188,000       35,890,000
Excess of cost over net assets acquired, net of accumulated
  amortization of $20,664,000 and $11,441,000,
  respectively..............................................    207,554,000      230,063,000
Deferred tax assets.........................................             --        7,924,000
Other assets................................................     13,044,000       13,649,000
                                                              -------------     ------------
          TOTAL ASSETS......................................  $ 428,859,000     $537,337,000
                                                              =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Credit facility...........................................  $  27,606,000     $ 65,883,000
  Current maturities of long-term debt......................      1,235,000        2,619,000
  Accounts payable..........................................     28,915,000       33,758,000
  Accrued expenses..........................................     33,941,000       48,419,000
                                                              -------------     ------------
          TOTAL CURRENT LIABILITIES.........................     91,697,000      150,679,000
Long-term debt and Senior Subordinated Notes................    106,715,000      107,733,000
Other long-term liabilities.................................     10,580,000       13,816,000
                                                              -------------     ------------
          TOTAL LIABILITIES.................................    208,992,000      272,228,000
STOCKHOLDERS' EQUITY
Series A preferred stock, par value $.01 per share:
  authorized shares 300,000, none issued....................             --               --
Series B preferred stock, par value $.01 per share:
  authorized shares 6,100, issued and outstanding 6,100.....     28,200,000       28,200,000
Series C preferred stock, par value $.01 per share:
  authorized shares 1,000, issued and outstanding 1,000.....      3,400,000        3,400,000
Common stock, par value $.025 per share:
  authorized shares 60,000,000, issued and outstanding
  31,311,104 and 30,574,982, respectively...................        783,000          764,000
Additional paid-in capital..................................    286,503,000      280,179,000
Accumulated deficit.........................................    (97,587,000)     (47,530,000)
Accumulated other comprehensive income (loss)...............     (1,432,000)          96,000
                                                              -------------     ------------
          TOTAL STOCKHOLDERS' EQUITY........................    219,867,000      265,109,000
Commitments and contingencies...............................             --               --
                                                              -------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 428,859,000     $537,337,000
                                                              =============     ============

                See notes to consolidated financial statements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
                                                                   AS RESTATED,    AS RESTATED,
                                                                   SEE NOTE 16     SEE NOTE 16
Net revenues:
  Medical equipment and supplies.................  $378,840,000    $261,672,000    $142,711,000
  Interest and other income......................     2,026,000       1,162,000         559,000
                                                   ------------    ------------    ------------
                                                    380,866,000     262,834,000     143,270,000
                                                   ------------    ------------    ------------
Costs and expenses:
  Cost of revenues...............................   265,360,000     193,127,000     100,998,000
  Selling, general and administrative............   138,986,000      73,612,000      35,846,000
  Interest expense...............................    12,652,000       7,260,000       2,762,000
  Purchased in-process research and development
     costs.......................................            --       3,300,000      12,500,000
  Merger and restructuring related charges.......    (3,547,000)     22,544,000       2,646,000
                                                   ------------    ------------    ------------
                                                    413,451,000     299,843,000     154,752,000
                                                   ------------    ------------    ------------
Loss before income taxes and extraordinary
  item...........................................   (32,585,000)    (37,009,000)    (11,482,000)
Income taxes (benefit)...........................    16,407,000     (10,592,000)      1,356,000
                                                   ------------    ------------    ------------
Loss before extraordinary item...................   (48,992,000)    (26,417,000)    (12,838,000)
Extraordinary loss on early retirement of debt
  (net of tax benefit of $383,000)...............            --              --        (736,000)
                                                   ------------    ------------    ------------
Net loss.........................................   (48,992,000)    (26,417,000)    (13,574,000)
Preferred stock dividends........................     1,065,000       1,065,000              --
                                                   ------------    ------------    ------------
Net loss attributable to common stockholders.....  $(50,057,000)   $(27,482,000)   $(13,574,000)
                                                   ============    ============    ============
Net loss per common share -- basic and diluted:
Loss before extraordinary item...................  $      (1.61)   $      (1.33)   $       (.82)
Extraordinary loss on early retirement of debt...            --              --            (.05)
                                                   ------------    ------------    ------------
Net loss.........................................  $      (1.61)   $      (1.33)   $       (.87)
                                                   ============    ============    ============
Weighted average number of common shares
  outstanding....................................    31,111,000      20,600,000      15,557,000
                                                   ============    ============    ============

                See notes to consolidated financial statements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                SERIES B      SERIES C        COMMON STOCK         ADDITIONAL
                                                PREFERRED    PREFERRED    ---------------------     PAID-IN       ACCUMULATED
                                   TOTAL          STOCK        STOCK        SHARES      AMOUNT      CAPITAL         DEFICIT
                                ------------   -----------   ----------   ----------   --------   ------------   -------------
BALANCE, JANUARY 1, 1996 (see
  Note 16)....................  $ 60,882,000                              15,065,286   $377,000   $ 66,891,000   $  (6,386,000)
  Net loss (as restated, see
    Note 16)..................   (13,574,000)                                     --         --             --     (13,574,000)
  Other comprehensive income
    (loss):
  Translation adjustment......       (12,000)                                     --         --             --              --
                                ------------
  Total comprehensive loss....   (13,586,000)
  Issuance of common stock on
    exercise of stock
    options...................       550,000                                 153,255      4,000        711,000              --
  Issuance of stock in
    connection with
    acquisitions..............    65,809,000   $28,200,000   $3,400,000    4,477,720    112,000     34,097,000              --
  Tax benefit from exercise of
    stock options.............        38,000            --           --           --         --         38,000              --
  Retirement of Treasury
    Stock.....................            --            --           --      (45,517)    (1,000)      (164,000)             --
  Dividend accrued on
    Preferred Stock...........       (88,000)           --           --           --         --             --         (88,000)
  Notes receivable from
    officers for sale of
    shares....................      (155,000)           --           --           --         --             --              --
                                ------------   -----------   ----------   ----------   --------   ------------   -------------
BALANCE, DECEMBER 31, 1996
  (as restated, see Note
    16).......................   113,450,000    28,200,000    3,400,000   19,650,744    492,000    101,573,000     (20,048,000)
  Net loss (as restated, see
    Note 16)..................   (26,417,000)           --           --           --         --             --     (26,417,000)
  Other comprehensive income
    (loss):
  Translation adjustment......       108,000            --           --           --         --             --              --
                                ------------
  Total comprehensive loss....   (26,309,000)
  Issuance of common stock on
    exercise of stock
    options...................     1,212,000            --           --      527,975     13,000      2,816,000              --
  Compensation component of
    employee stock options....       838,000            --           --           --         --        838,000              --
  Issuance of stock in
    connection with
    acquisitions..............   175,944,000            --           --   10,490,133    262,000    175,682,000              --
  Issuance of common stock for
    accrued dividends.........       364,000            --           --       41,000      1,000        363,000              --
  Tax benefit from exercise of
    stock options.............       520,000            --           --           --         --        520,000              --
  Retirement of Treasury
    Stock.....................            --            --           --     (134,870)    (4,000)    (1,613,000)             --
  Dividend accrued on
    Preferred Stock...........    (1,065,000)           --           --           --         --             --      (1,065,000)

                                                          ACCUMULATED
                                    TREASURY STOCK           OTHER
                                ----------------------   COMPREHENSIVE    NOTES RECEIVABLE
                                 SHARES      AMOUNT      INCOME (LOSS)   FROM SALE OF SHARES
                                --------   -----------   -------------   -------------------
BALANCE, JANUARY 1, 1996 (see
  Note 16)....................
  Net loss (as restated, see
    Note 16)..................
  Other comprehensive income
    (loss):
  Translation adjustment......                            $   (12,000)

  Total comprehensive loss....
  Issuance of common stock on
    exercise of stock
    options...................   (45,517)  $  (165,000)            --
  Issuance of stock in
    connection with
    acquisitions..............        --            --             --
  Tax benefit from exercise of
    stock options.............        --            --             --
  Retirement of Treasury
    Stock.....................    45,517       165,000             --
  Dividend accrued on
    Preferred Stock...........        --            --             --
  Notes receivable from
    officers for sale of
    shares....................        --            --             --         $(155,000)
                                --------   -----------    -----------         ---------
BALANCE, DECEMBER 31, 1996
  (as restated, see Note
    16).......................        --            --        (12,000)         (155,000)
  Net loss (as restated, see
    Note 16)..................        --            --             --                --
  Other comprehensive income
    (loss):
  Translation adjustment......        --            --        108,000                --

  Total comprehensive loss....
  Issuance of common stock on
    exercise of stock
    options...................  (134,870)   (1,617,000)            --                --
  Compensation component of
    employee stock options....        --            --             --                --
  Issuance of stock in
    connection with
    acquisitions..............        --            --             --                --
  Issuance of common stock for
    accrued dividends.........        --            --             --                --
  Tax benefit from exercise of
    stock options.............        --            --             --                --
  Retirement of Treasury
    Stock.....................   134,870     1,617,000             --                --
  Dividend accrued on
    Preferred Stock...........        --            --             --                --



GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                                                  SERIES B     SERIES C       COMMON STOCK          ADDITIONAL
                                                 PREFERRED    PREFERRED   ---------------------        PAID-IN     ACCUMULATED
                                       TOTAL         STOCK        STOCK                  AMOUNT        CAPITAL         DEFICIT
                                ------------   -----------   ----------                  SHARES -------- ------------ -------------
                                                                          ----------
  Notes receivable from
    officers..................       155,000            --           --           --         --             --              --
BALANCE, DECEMBER 31, 1997
  (as restated, see Note
    16).......................   265,109,000    28,200,000    3,400,000   30,574,982    764,000    280,179,000     (47,530,000)
  Net loss....................   (48,992,000)           --           --           --         --             --     (48,992,000)
  Other comprehensive income
    (loss):
  Translation adjustment......      (544,000)           --           --           --         --             --              --
  Minimum pension liability...      (984,000)           --           --           --         --             --              --
                                ------------
  Total comprehensive loss....   (50,520,000)
  Issuance of common stock on
    exercise of stock
    options...................     4,689,000            --           --      645,353     16,000      5,276,000              --
  Compensation component of
    employee stock options....       954,000            --           --           --         --        954,000              --
  Issuance of common stock for
    accrued dividends.........       700,000            --           --      129,654      4,000        696,000              --
  Retirement of Treasury
    Stock.....................            --            --           --      (38,885)    (1,000)      (602,000)             --
  Dividend accrued on
    Preferred Stock...........    (1,065,000)           --           --           --         --             --      (1,065,000)
                                ------------   -----------   ----------   ----------   --------   ------------   -------------
BALANCE, DECEMBER 31, 1998....  $219,867,000   $28,200,000   $3,400,000   31,311,104   $783,000   $286,503,000   $ (97,587,000)
                                ============   ===========   ==========   ==========   ========   ============   =============


GRAHAM-FIELD HEALTH PRODUCTS,
CONSOLIDATED STATEMENTS OF STO
                                                           ACCUMULATED
                                    TREASURY STOCK               OTHER
                                ----------------------   COMPREHENSIVE   NOTES RECEIVABLE
                                                AMOUNT   INCOME (LOSS)   FROM SALE OF SHARES
                                        SHARES ----------- ------------- -------------------
                                --------
  Notes receivable from
    officers..................        --            --             --           155,000
BALANCE, DECEMBER 31, 1997
  (as restated, see Note
    16).......................        --            --         96,000                --
  Net loss....................        --            --             --                --
  Other comprehensive income
    (loss):
  Translation adjustment......        --            --       (544,000)               --
  Minimum pension liability...        --            --       (984,000)               --
  Total comprehensive loss....
  Issuance of common stock on
    exercise of stock
    options...................   (38,885)     (603,000)            --                --
  Compensation component of
    employee stock options....        --            --             --                --
  Issuance of common stock for
    accrued dividends.........        --            --             --                --
  Retirement of Treasury
    Stock.....................    38,885       603,000             --                --
  Dividend accrued on
    Preferred Stock...........        --            --             --                --
                                --------   -----------    -----------         ---------
BALANCE, DECEMBER 31, 1998....        --   $        --    $(1,432,000)        $      --
                                ========   ===========    ===========         =========

                See notes to consolidated financial statements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1998            1997             1996
                                                  ------------    -------------    ------------
                                                                  AS RESTATED,     AS RESTATED,
                                                                   SEE NOTE 16     SEE NOTE 16
OPERATING ACTIVITIES
Net loss........................................  $(48,992,000)   $ (26,417,000)   $(13,574,000)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization.................    14,413,000        6,493,000       3,559,000
  Deferred income taxes.........................    16,610,000      (14,134,000)        577,000
  Provisions for losses on accounts
     receivable.................................    11,904,000        6,292,000       1,176,000
  Provision for losses on notes receivable......     4,500,000
  Gain on sale of product line..................            --               --        (360,000)
  Gain on sale of marketable securities.........            --          (41,000)             --
  Loss on disposal of property, plant and
     equipment..................................       197,000          121,000              --
  Purchased in-process research and development
     cost.......................................            --        3,300,000      12,500,000
  Non-cash amounts included in merger and
     restructuring related charges..............    (3,547,000)      20,018,000       1,051,000
  Non-cash compensation component of employee
     stock options..............................       954,000          838,000              --
  Non-cash amounts included in extraordinary
     loss.......................................            --               --         476,000
  Non-cash separation charges...................     2,387,000               --              --
  Non-cash asset impairment.....................     1,873,000               --              --
  Other.........................................     1,592,000               --              --
  Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable........................   (14,073,000)     (27,528,000)    (10,957,000)
     Inventories................................    10,942,000       (5,585,000)     (3,951,000)
     Other current assets and recoverable and
       prepaid income taxes.....................     1,363,000       (3,382,000)     (1,362,000)
     Accounts and acceptances payable and
       accrued expenses.........................   (21,060,000)         648,000      14,206,000
                                                  ------------    -------------    ------------
NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES....................................   (20,937,000)     (39,377,000)      3,341,000
Proceeds from sale of marketable securities.....            --      104,198,000              --
Proceeds from sale of asset held for sale.......    60,167,000               --              --
Purchase of marketable securities...............            --     (104,157,000)             --
Purchase of property, plant and equipment.......   (10,768,000)      (6,555,000)     (1,085,000)
Acquisitions, net of cash acquired..............      (555,000)     (10,093,000)     (4,371,000)
Decrease in excess of cost over net assets
  acquired......................................     6,144,000               --              --
Proceeds from the sale of property, plant, and
  equipment.....................................        17,000          240,000              --
Proceeds from sale of product line..............            --               --         500,000
Proceeds from sale of assets under leveraged
  lease.........................................            --               --         487,000
Notes receivable from officers..................            --               --        (155,000)
Net decrease (increase) in other assets.........       480,000       (4,321,000)        (41,000)
                                                  ------------    -------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES....................................  $ 55,485,000    $ (20,688,000)   $ (4,665,000)

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1998            1997             1996
                                                  ------------    -------------    ------------
                                                                  AS RESTATED,     AS RESTATED,
                                                                   SEE NOTE 16     SEE NOTE 16
FINANCING ACTIVITIES
Proceeds from issuance of Senior Subordinated
  Notes.........................................  $         --    $ 100,000,000    $         --
Net (payments) borrowing under credit
  facility......................................   (38,277,000)      51,898,000      11,885,000
Proceeds from long-term debt....................        54,000        1,253,000       4,000,000
Principal payments on long-term debt............    (2,086,000)     (66,177,000)    (24,151,000)
Payments on acceptances payable, net............            --      (19,800,000)             --
Proceeds on exercise of stock options...........     4,621,000        1,212,000         550,000
Payment of preferred stock dividends............            --         (435,000)             --
Proceeds from issuance of preferred stock in
  connection with an acquisition................            --               --      10,000,000
Payments of note issue costs....................            --       (4,642,000)             --
                                                  ------------    -------------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES....................................   (35,688,000)      63,309,000       2,284,000
                                                  ------------    -------------    ------------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS...................................    (1,140,000)       3,244,000         960,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR..........................................     4,430,000        1,186,000         226,000
                                                  ------------    -------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR........  $  3,290,000    $   4,430,000    $  1,186,000
                                                  ============    =============    ============
SUPPLEMENTARY CASH FLOW INFORMATION:
  Interest paid.................................  $ 12,811,000    $   3,130,000    $  2,975,000
                                                  ============    =============    ============
  Income taxes paid (net of refunds)............  $ (7,627,000)   $   4,094,000    $    187,000
                                                  ============    =============    ============

                See notes to consolidated financial statements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Graham-Field Health Products, Inc. ("Graham-Field" or the "Company") is a manufacturer and distributor of healthcare products targeting the home healthcare, medical/surgical, rehabilitation and long-term care markets in North America, Europe, Central and South America, and Asia. The Company markets and distributes a broad range of products under its own brand names and under suppliers' names throughout the world. The Company maintains manufacturing and distribution facilities throughout North America. The Company's products are marketed principally to hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies, home-shopping related businesses, and certain governmental agencies.

     The Company operates in one reportable segment -- healthcare products. The Company's principal products and product lines include wheelchairs and power wheelchair seating systems, mobility products and bathroom safety products, medical beds and patient room furnishings, blood pressure and diagnostic products, adult incontinence products, specialty seating products, wound care and urologicals, ostomy products, diabetic products, obstetrical supplies, nutritional supplements, therapeutic support systems and respiratory equipment and supplies. By offering a wide range of products from a single source, the Company enables its customers to reduce purchasing costs, including transaction, freight and inventory expenses.

     The following is a summary of the Company's revenues from its principal product lines or products:

                                                               % OF TOTAL REVENUE
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Wheelchairs and related positioning products................   22%     33%      7%
Ambulatory and patient aids.................................   12%      8%      5%
Incontinence products.......................................    6%      7%      8%
Sphygmomanometers...........................................    3%      3%      5%
Wound care and ostomy products..............................    4%      4%      6%

     No other product line or product accounted for more than 5% of annual revenues for each year.

     The Company's business operations are primarily conducted in North America. The following is a summary of revenues attributable to customers located in the United States and foreign countries:

                                               1998            1997            1996
                                           ------------    ------------    ------------
United States............................  $350,497,000    $237,227,000    $135,947,000
Foreign..................................    28,343,000      24,445,000       6,764,000
                                           ------------    ------------    ------------
                                           $378,840,000    $261,672,000    $142,711,000
                                           ============    ============    ============

     At December 31, 1998, 1997 and 1996, the Company had long-lived assets (property, plant and equipment and excess of cost over net assets acquired) located in foreign countries (Mexico and Canada) of approximately $5.0 million, $6.5 million and $2.3 million, respectively. The balance of the Company's long-lived assets are located in the United States.

     Liquidity, Financial Results and Basis of Presentation: At December 31, 1998, the Company had working capital of approximately $76.4 million and unused availability of approximately $15.7 million under its Senior Secured Revolving Credit Facility, as amended (the "Credit Facility"), with IBJ Whitehall Business Credit Corp. (formerly known as IBJ Schroder Business Credit Corp.), as agent
(IBJ). As of June 1, 1999, after giving effect to the 1999 Amendment (see Note
6), the Company had unused availability of approximately $7.2 million. The Company has incurred significant losses in each of the three years in the

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES period ended December 31, 1998 and in the first quarter of 1999. These losses have arisen as a result of a significant amount of merger, restructuring and other expenses related to acquisitions completed in 1996 and 1997, the failure to integrate effectively these acquisitions and realize the benefits and synergies to be derived therefrom, and the impact of intense competition within the healthcare industry. The losses included significant charges relating to provisions for accounts receivable, inventory and other asset write-offs in 1997 and 1998, a provision to increase the valuation allowance on deferred tax assets in 1998, and certain professional and other advisory fees in the first quarter of 1999, all of which management believes to be substantially non-recurring. Further, the Company and certain of its directors and officers have been named as defendants in at least fifteen putative class action lawsuits which have been consolidated into an amended complaint (see Note 15).

     As further described in Note 6, the Company was not in compliance with certain financial covenants, and other terms and provisions contained in the Credit Facility at June 30, 1998, December 31, 1998 and March 31, 1999. On April 22, 1999 (and as subsequently amended as of May 21 and June 3, 1999), the Company entered into an amendment to the Credit Facility, which provided for, among other things, a waiver of these defaults, an amendment to certain financial covenants, a new undrawn availability covenant relating to scheduled interest payments on the Senior Subordinated Notes, and other terms and provisions consistent with the Company's business plan for the remainder of 1999, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000.

     In response to the losses incurred in 1997, 1998 and the first quarter of 1999, management has commenced a program to reduce operating expenses, improve gross margins and reduce the investment in working capital during the remainder of 1999 and take other actions to improve its cash flow. These actions include, but are not limited, to (i) the completion of the activities contemplated by the Company's restructuring plan as further described in Note 3; (ii) the initiation of inventory reduction and product rationalization programs; (iii) the tightening of credit policies and payment terms; (iv) the reduction in previously budgeted capital expenditures; (v) the implementation of streamlined product pricing and product return guidelines; (vi) the initiation of an aggressive program to collect past due accounts receivable; and (vii) the realignment and consolidation of sales forces and territories.

     Notwithstanding the actions described above, the Company currently expects that it will be necessary to obtain approximately $5 to $10 million of additional borrowing availability by August 1999. Management believes that it will be able to obtain the additional borrowing availability by financing certain unencumbered real estate or through a secondary financing; however, it has not yet obtained such financing commitment. Management also believes that, if necessary, it could sell certain assets to meet cash requirements which would require the consent of the lenders under the Credit Facility.

     Management believes that such objectives are attainable, however, there can be no assurance that the Company will be successful in its efforts to improve its cash flow from operations or that it will be able to obtain such additional borrowing availability on satisfactory terms in a timely manner to provide sufficient cash for operations, capital expenditures and regularly scheduled debt service. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

     Restatement: In March 1999, the Company reported that an investigation conducted by the Company's Audit Committee, with the assistance of outside counsel, had found certain accounting errors and irregularities with respect to the Company's financial results. Based on the results of the investigation, the Company has restated its previously issued Consolidated Financial Statements for 1996 and 1997. The Company has also

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES restated the financial results for the first, second and third quarters of 1998 to correct for certain accounting errors. The 1998 adjustments are unrelated to the investigation conducted by the Company's Audit Committee, which was announced in March 1999. (See Notes 16 and 17.)

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

     Excess of cost over net assets acquired is amortized on a straight-line basis over 30 to 40 years. The carrying value of such costs are reviewed by management as to whether the facts and circumstances indicate that an impairment may have occurred. If this review indicates that such costs or a portion thereof will not be recoverable, as determined based on the undiscounted cash flows of the entities acquired, over the remaining amortization period, the carrying value of these costs will be measured by comparing the fair value of the group of assets acquired to the carrying value. If fair values are unavailable, the carrying value will be measured by comparing the carrying values to the discounted cash flows. Based upon present operations and strategic plans, management believes that no impairment of the excess of cost over net assets acquired has occurred other than as described in Note 2.

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

     Earnings Per Common Share Information: Basic and diluted net loss per common share was computed using the weighted average number of common shares outstanding and by assuming the accrual of a dividend of 1.5% on the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") in the aggregate amount

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES of $1,065,000 in 1998 and 1997. Conversion of the preferred stock and common equivalent shares was not assumed since the result would have been antidilutive.

     Employee Stock Options: SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in the financial statement footnotes, pro forma net (loss) income and per share amounts as if the new method of accounting was applied for all grants made beginning with 1995. The Company has elected to continue to account for stock issued to employees in accordance with APB No. 25.

     The Company has a stock option program which is more fully described in
Note 11. Under the Company's stock option program, options are granted with an exercise price equal to the market price of the underlying common stock of the Company on the date of grant.

     Concentration of Credit Risk: The Company is a manufacturer and distributor of healthcare products targeting the home healthcare, medical/surgical, rehabilitation and long-term care markets in North America, Europe, Central and South America, and Asia. The Company's products are marketed principally to hospital, nursing home, physician, home healthcare and rehabilitation dealers, healthcare product wholesalers and retailers, including drug stores, catalog companies, pharmacies, home shopping related businesses, and certain governmental agencies. Third party reimbursement through private or governmental insurance programs and managed care programs have increasingly impacted the Company's customers, which affects a portion of the Company's business. The Company performs periodic credit evaluations of its customers' financial condition and in certain instances requires collateral. Receivables generally are due within 30 to 120 days, except for notes receivable which have a stated term. In the fourth quarter of 1997, a provision for uncollectible accounts and notes receivable of $5 million (which provision is included in selling, general and administrative expenses) was recorded to reflect increased credit risk due to the anticipated impact of changes in state medicare reimbursement and procurement policies for certain product lines and the extended payment terms being taken by the Company's customers. The changes in such reimbursement patterns resulted in an increased number of days outstanding for receivables. In 1998, the Company continued to experience deterioration in its days outstanding for receivables. In the fourth quarter of 1998, the Company recorded an additional provision of $11 million for accounts and notes receivable (which provision is included in selling, general and administrative expenses) to reflect anticipated losses from one customer in financial difficulty and several other customer accounts placed in collection.

     Concentration of Sources of Supply: The business of Everest & Jennings International Ltd. ("Everest & Jennings"), a wholly-owned subsidiary of the Company, is heavily dependent on its maintenance of a key supply contract. Everest & Jennings obtains the majority of its commodity wheelchairs and wheelchair components pursuant to an exclusive supply agreement (the "Wheelchair Supply Agreement") with P.T. Dharma Polimetal ("P.T. Dharma"), an Indonesian manufacturer. The term of this agreement extends until June 30, 2000, and on each June 30 thereafter automatically renews for an additional year unless Everest & Jennings elects not to extend the agreement or Everest & Jennings fails to order at least 50% of the contractually specified minimums and P.T. Dharma elects to terminate the agreement or either party terminates the agreement as a result of a material breach of the agreement after notice and the expiration of the applicable cure period. If the Wheelchair Supply Agreement is terminated, there can be no assurance that Everest & Jennings will be able to enter into a suitable wheelchair supply agreement with another manufacturer. The failure by Everest & Jennings to secure an alternate source of supply would result in a material adverse effect on Graham-Field's business and financial condition. In February 1998, the Company advanced $3.5 million to P.T. Dharma (the "P.T. Dharma Advance") in consideration of the grant of a six

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES month option to purchase the wheelchair assets of P.T. Dharma for a price to be determined. In March 1999, the P.T. Dharma Advance was converted into a three year loan arrangement (the "P.T. Dharma Loan Agreement"). Under the terms of the P.T. Dharma Loan Agreement, P.T. Dharma is required to repay the P.T. Dharma Advance to Graham-Field over a period of three years, with interest at Graham-Field's borrowing rate, as adjusted from time to time, in monthly installments ranging from $50,000 to $100,000 per month. The P.T. Dharma Loan Agreement is secured by the shares of the capital stock of P.T. Dharma and guaranteed by the principal stockholders of P.T. Dharma. In the fourth quarter of 1998, the Company recorded a $3,000,000 provision (included in selling, general and administrative expenses) against the advance as a result of adverse political conditions in Indonesia and a deterioration in the financial condition of P.T. Dharma.

     Foreign Currency Translation: The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation." The assets and liabilities of subsidiaries, other than the Company's Mexican subsidiary, are translated at year-end exchange rates. Revenues and expenses are translated at the average exchange rate for each year. The resulting translation adjustments for each year are recorded as a separate component of stockholders' equity. For 1997 and 1998, Mexico is considered a highly inflationary economy and, accordingly, inventories and property plant and equipment for the Company's Mexican subsidiary are translated at historical rates, while other assets and liabilities are translated at year-end rates. All foreign currency transaction gains and losses are included in the determination of income and are not significant.

     Research and Development: Research and development costs are expensed as incurred. The amount of such costs for 1998 and 1997 was $1,003,000 and $392,000, respectively. Research and development costs for 1996 were not material. See Note 2 for a discussion of purchased in-process research and development expensed in connection with certain acquisitions.

     New Accounting Pronouncements: In March 1998, Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. SOP 98-1 requires certain costs associated with developing or obtaining software for internal use to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. Based on the Company's current information systems plans, which include completing its Year 2000 remediation program and completing the upgrade of its order entry and manufacturing system, adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company currently does not use derivative instruments and therefore, adoption of this statement is not expected to impact the Company.

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

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

"Company Common Stock"). There were 4,482,709 shares of Fuqua Common Stock outstanding on December 30, 1997, which converted into 9,413,689 shares of the Company Common Stock.

     In accordance with the terms of the Fuqua Merger Agreement, each Fuqua stock option was assumed by Graham-Field and was converted into the right to purchase shares of the Company Common Stock. As of the effective date of the Fuqua Merger, there were Fuqua stock options outstanding representing the right to purchase 421,500 shares of Fuqua Common Stock. The equivalent number of shares of the Company Common Stock to be issued, after giving effect to the exercise price of the Fuqua stock options as adjusted for the exchange ratio of
2.1 is approximately 885,150 shares of the Company Common Stock. For purposes of calculating the purchase price, the Company Common Stock was valued at $16.69 per share, which represents the average closing market price of the Company Common Stock for the period three business days immediately prior to and three business days immediately after the announcement on September 8, 1997 of the execution of the Fuqua Merger Agreement.

     The acquisition of Fuqua has been accounted for under the purchase method of accounting and, accordingly, the operating results of Fuqua have been included in the Company's consolidated financial statements from the date of acquisition. Fuqua contributed approximately $2,100,000 of revenue for the year ended December 31, 1997. The Company allocated $3,300,000 of the purchase price to purchased in-process research and development projects which have not reached technological feasibility and have no probable alternative future uses and accordingly, expensed such purchased in-process and research and development projects in 1997. At the December 31, 1997 acquisition date, the Company recorded a preliminary estimate of the excess of the aggregate purchase price over the estimated fair market value of the net assets acquired of approximately $134.9 million, and during 1998 reduced such amount by $13.7 million following the receipt of all information necessary to complete the purchase price allocation. The excess of cost over the estimated fair value of net assets acquired is being amortized on a straight line basis over 30 years.

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

     On January 27, 1998, Fuqua, a wholly-owned subsidiary of the Company, disposed of the Leather Operations (the "Leather Sale Transaction") through the sale of all of the capital stock of Irving Tanning Company ("ITC"), Hancock Ellsworth Tanners, Inc., Kroy Tanning Company, Incorporated and Seagrave Leather Corporation (collectively, the "Leather Companies"), to the management of ITC pursuant to a (i) Stock Purchase Agreement dated as of January 27, 1998, by and among IT Acquisition Corporation ("ITAC"), the Company and Fuqua, and (ii) Stock Purchase Agreement dated as of January 27, 1998, by and among HEKS Corporation, the Company and Fuqua. The aggregate selling price for the Leather Companies consisted of (i) $60,167,400 in cash, (ii) an aggregate of 5,000 shares of Series A Preferred Stock of ITAC with a stated value of $4,250,000 (which has been valued at $1,539,000), and (iii) the assumption of debt of $2,341,250. In addition, as the holder of the ITAC Preferred Stock, the Company is entitled to appoint one director to the Board of Directors of ITAC.

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

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

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

                                                         SIX MONTHS
                                                            ENDED           YEAR ENDED
                                                        JUNE 30, 1997    DECEMBER 31, 1996
                                                        -------------    -----------------
Net revenues:
  Graham-Field........................................  $108,713,000       $126,873,000
  Medapex.............................................    10,006,000         16,397,000
                                                        ------------       ------------
  Combined............................................  $118,719,000       $143,270,000
                                                        ============       ============
Extraordinary loss, net:
  Graham-Field........................................  $         --       $   (736,000)
  Medapex.............................................            --                 --
                                                        ------------       ------------
  Combined............................................  $         --       $   (736,000)
                                                        ============       ============
Net income (loss):
  Graham-Field........................................  $  1,474,000       $(13,916,000)
  Medapex.............................................       196,000            342,000
                                                        ------------       ------------
  Combined............................................  $  1,670,000       $(13,574,000)
                                                        ============       ============

     On August 17, 1997, the Company acquired substantially all of the assets and certain liabilities of Medi-Source, Inc. ("Medi-Source"), a privately-owned distributor of medical supplies, for $4,500,000 in cash. The Company also entered into a five year non-competition agreement with the previous owner in the aggregate amount of $301,000 payable over the five year period. The acquisition was accounted for as a purchase, and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of the purchase price over net assets acquired was approximately $3.7 million.

     On June 25, 1997, the Company acquired all of the capital stock of LaBac Systems, Inc., a Colorado corporation ("LaBac"), in a merger transaction pursuant to an Agreement and Plan of Merger dated June 25, 1997, by and among the Company, LaBac Acquisition Corp., a wholly-owned subsidiary of the Company, LaBac, Gregory A. Peek and Michael L. Peek (collectively, the "LaBac Selling Stockholders"). In connection with the acquisition, LaBac became a wholly-owned subsidiary of the Company, and the LaBac Selling Stockholders received in the aggregate 772,557 shares of Company Common Stock valued at $11.77 per share in exchange for all of the issued and outstanding shares of the capital stock of LaBac. The Company also entered into a three year consulting agreement with the LaBac Selling Stockholders and an entity controlled by the LaBac Selling Stockholders, and non-competition agreements with each of the LaBac Selling Stockholders. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over net assets acquired amounted to approximately $7.3 million.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

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

     On February 28, 1997, Everest & Jennings Canadian Limited ("Everest & Jennings Canada"), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of Motion 2000 Inc. and its wholly-owned subsidiary, Motion 2000 Quebec Inc., for a purchase price equal to Cdn. $2.9 million (Canadian Dollars) (approximately $2.15 million). The purchase price was paid by the issuance of 187,733 shares of the Company Common Stock valued at $11.437 per share. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $2.5 million. In the fourth quarter of 1998, the Company recorded a charge of $1,873,000 to reflect an impairment in this asset as a result of the loss of exclusive rights to the principal product line of Motion 2000, Inc. (which charge is included in selling, general and administrative expenses).

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

      (ii) The Company issued $61 million stated value of the Series B Preferred Stock to BIL in exchange for certain indebtedness of Everest & Jennings owing to BIL and shares of Everest & Jennings preferred stock owned by BIL. The Series B Preferred Stock is entitled to a dividend of 1.5% per

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES annum payable quarterly, votes on an as-converted basis as a single class with the Company Common Stock and the Series C Preferred Stock, is not subject to redemption and is convertible into shares of the Company Common Stock (x) at the option of the holder thereof, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (y) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (z) automatically on the fifth anniversary of the date of issuance at a conversion price of $15.50 per share. Such conversion prices are subject to customary antidilution adjustments. Based on an independent valuation, the fair value ascribed to the Series B Preferred Stock was $28,200,000.

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

      (iv) Certain indebtedness in the amount of $4 million owing by the Company to BIL was exchanged for an equal amount of unsecured subordinated indebtedness of the Company maturing on April 1, 2001 and bearing interest at the effective rate of 7.7% per annum (the "BIL Note"). Effective as of May 12, 1999, BIL exchanged all of its right, title and interest under the BIL Note, in consideration of the issuance of 2,036 fully-paid, validly issued, non-assessable shares of the Company's non-voting Series D Preferred Stock (the "Series D Preferred Stock), par value .01 per share, with an aggregate stated value equal to $4,072,000, representing the aggregate of the unpaid principal amount and accrued interest on the BIL Note (See Note 18).

     The acquisition of Everest & Jennings has been accounted for under the purchase method of accounting and, accordingly, the operating results of Everest & Jennings have been included in the Company's consolidated financial statements from the date of acquisition. The Company allocated $12,500,000 of the purchase price to purchased in-process research and development projects which have not reached technological feasibility and have no probable alternative future uses and accordingly, the Company expensed the purchased in-process and research development projects at the date of acquisition. As a result of the acquisition, the Company incurred $2,646,000 of merger related expenses, principally for severance payments, the write-off of certain unamortized catalog and software costs with no future value, the accrual of costs to vacate certain of the Company's facilities, and certain insurance policies. At December 31, 1996, the Company recorded a preliminary estimate of the excess of the aggregate purchase price over the fair market value of the net deficiency acquired of $59.0 million, and during 1997 reduced such amount by $4.8 million following the receipt of all information necessary to complete the purchase price allocation. The excess of aggregate purchase price over the fair market value of the net deficiency acquired is being amortized on a straight line basis over 30 years. From the date of acquisition, Everest & Jennings contributed approximately $3,634,000 of revenue for the year ended December 31, 1996.

     On September 4, 1996, the Company acquired substantially all of the assets of V.C. Medical Distributors Inc. ("V.C. Medical"), a wholesale distributor of medical products in Puerto Rico, for a purchase price consisting of $1,704,000 in cash, and the issuance of 32,787 shares of the Company Common Stock valued at $7.625 per share representing the closing market price of the Company Common Stock on the last trading day immediately prior to the closing. In addition, the Company assumed certain liabilities of V.C. Medical in the amount of $297,000. The shares of the Company Common Stock were delivered into escrow, and have been

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES held in escrow, subject to the resolution of a claim for indemnification asserted by the Company. The acquisition was accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess of cost over the net assets acquired amounted to approximately $988,000.

     The following summary presents unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996 as if the acquisitions described above occurred at the beginning of 1996. This information gives effect to the adjustment of interest expense, income tax provisions, and to the assumed amortization of fair value adjustments, including the excess of cost over net assets acquired. Both the 1997 and 1996 pro forma information includes the write-off of certain purchased in-process research and development costs of $3,300,000 in 1997 and $15,800,000 in 1996 and merger and restructuring related charges of $35,276,000 in 1997 and $37,922,000 in 1996 associated with the strategic restructuring initiatives. The pro forma net loss per common share has been calculated by assuming the payment of a dividend of 1.5% on both the Series B Preferred Stock and Series C Preferred Stock in the aggregate amount of $1,065,000 for each of the years ended December 31, 1997 and 1996. Conversion of the preferred stock was not assumed since the result would have been antidilutive.

                                                                   PRO FORMA
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
Net revenues............................................  $373,879,000    $330,387,000
                                                          ============    ============
Loss before extraordinary item..........................  $(36,154,000)   $(59,734,000)
                                                          ============    ============
Net loss................................................  $(36,154,000)   $(60,470,000)
                                                          ============    ============
Common per share data -- basic and diluted:
Loss before extraordinary item..........................  $      (1.22)   $      (2.02)
                                                          ============    ============
Net loss per common share -- basic and diluted..........  $      (1.22)   $      (2.04)
                                                          ============    ============
Weighted average number of common shares outstanding....    30,525,000      30,105,000
                                                          ============    ============

     On March 4, 1996, the Company sold its Gentle Expressions(R) breast pump product line for $1,000,000 of which $500,000 was paid in cash with the balance paid by the delivery of a secured subordinated promissory note in the aggregate principal amount of $500,000, payable over 48 months with interest at the prime rate plus one percent. The Company recorded a gain of $360,000 in 1996, which is included in other revenue in the accompanying condensed consolidated statements of operations. As of March 31, 1999, the Company had received approximately $200,000 of payments under the note, and has commenced an action to recover the remaining balance of the note and interest thereon. As of December 31, 1998, the Company has recorded a reserve of $160,000 against this note.

3.  ACQUISITION INTEGRATION AND RESTRUCTURING PLAN

     In connection with the acquisition of Fuqua on December 30, 1997, the Company adopted a plan to implement certain strategic restructuring initiatives (the "Restructuring Plan") and recorded $18,151,000 of restructuring charges (the "Restructuring Charges") and $4,393,000 of indirect merger charges (the "Merger Charges"). In addition, the Company recorded a provision for inventory write-downs of $7,732,000 in 1997 associated with the elimination of certain non-strategic inventory and product lines (which costs are included in costs of revenue). The Restructuring Plan was initiated to create manufacturing, distribution and operating efficiencies and enhance the Company's position as a low-cost supplier in the healthcare industry. The Restructuring Plan included a broad range of efforts, including the consolidation of the Company's Temco manufacturing operations in New Jersey into Fuqua's Lumex manufacturing facility in New York, the relocation of the Company's corporate headquarters to the Lumex facility and the closure and/or consolidation of certain other distribution facilities and operations.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     The Restructuring Charges included exit costs of $15,301,000 related to the elimination of duplicate manufacturing and distribution facilities, severance costs of $650,000 for approximately 100 employees and asset write-downs of $2,200,000 relating to assets to be sold or abandoned.

     The Merger Charges related to the Fuqua acquisition and Medapex combination with respect to the write-off of certain unamortized catalog costs with no future value, certain insurance policies, payment of bonuses related to the acquisitions, and various transaction costs. The Company also incurred $3,300,000 of expenses in 1997 related to the write-off of purchased in-process research and development costs of Fuqua.

     As of March 31, 1999, the Company had completed the majority of the initiatives contemplated in the Restructuring Plan, including the consolidation of the Temco operations into the Lumex manufacturing facility, the relocation of the corporate headquarters to the Lumex facility and the closure of certain distribution centers. The Company expects to complete the closure of the other distribution center contemplated in the Restructuring Plan by June 30, 1999.

     The Company has performed a reevaluation of the required restructuring accrual after considering the actual costs incurred to complete the initiatives carried out to date and the estimated future costs to complete the remaining initiatives contemplated in the Restructuring Plan. In this connection, the Company identified certain restructuring accruals that are no longer required and, accordingly, the Consolidated Statement of Operations includes a benefit of $3,123,000 recorded in the fourth quarter of 1998 to reduce the Restructuring Plan accruals.

     In connection with the Company's product rationalization program initiated in the fourth quarter of 1998 and the closure of certain distribution facilities in connection with the Company's restructuring initiatives, the Company recorded additional provisions for inventory of $2,389,000 (which provision is included in cost of revenues).

     The following summarizes the activity in the restructuring accrual for the years ended December 31, 1997 and 1998:

                            MERGER AND
                           RESTRUCTURING   WRITE OFFS      ACCRUAL                        NET         ACCRUAL
                              CHARGES       AND CASH       BALANCE         CASH        REDUCTION      BALANCE
                            RECORDED IN    PAYMENTS IN   DECEMBER 31,   PAYMENTS IN    RECORDED     DECEMBER 31,
                               1997           1997           1997          1998         IN 1998         1998
                           -------------   -----------   ------------   -----------   -----------   ------------
Facility exit costs......   $17,501,000    $(1,294,000)  $16,207,000    $(1,799,000)  $(2,510,000)  $11,898,000
Severance................       650,000             --       650,000       (323,000)     (183,000)      144,000
Merger related...........   $ 4,393,000     (1,598,000)    2,795,000     (2,245,000)     (430,000)      120,000
                            -----------    -----------   -----------    -----------   -----------   -----------
                            $22,544,000    $(2,892,000)  $19,652,000    $(4,367,000)  $(3,123,000)  $12,162,000
                            ===========    ===========   ===========    ===========   ===========   ===========

     During the fourth quarter of 1996, the Company recorded charges of $15,146,000 related to the acquisition of Everest & Jennings. The charges included $12,500,000 related to the write-off of purchased in-process research and development costs and $2,646,000 for other merger related charges (see Note
2).

     In 1998, the Company identified certain Everest & Jennings merger related accruals which had been charged to operations in 1996 that are no longer required as of the end of 1998 and, accordingly, the Consolidated Statement of Operations includes a benefit of $424,000 recorded in the fourth quarter of 1998 to reduce such accrual.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

4.  INVENTORIES

     Inventories consist of the following:

                                                                   DECEMBER 31
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Raw materials.............................................  $10,739,000    $16,553,000
Work-in-process...........................................    5,412,000      6,735,000
Finished goods............................................   46,970,000     50,741,000
                                                            -----------    -----------
                                                            $63,121,000    $74,029,000
                                                            ===========    ===========

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
     Land and buildings.....................................  $18,366,000    $16,766,000
     Equipment..............................................   33,909,000     27,796,000
     Furniture and fixtures.................................    3,219,000      2,301,000
     Leasehold improvements.................................    3,865,000      3,170,000
     Construction in progress...............................    1,923,000      1,693,000
                                                              -----------    -----------
                                                               61,282,000     51,726,000
     Accumulated depreciation and amortization..............  (21,094,000)   (15,836,000)
                                                              -----------    -----------
                                                              $40,188,000    $35,890,000
                                                              ===========    ===========

     The Company recorded depreciation and amortization expense on the assets included in property, plant and equipment of $5,297,000, $2,395,000 (excluding amounts recorded in the Restructuring Charge), and $1,778,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

6.  NOTES AND ACCEPTANCES PAYABLE

     The Company is a party to a senior secured revolving credit facility, as amended (the "Credit Facility"), which provides for borrowings of up to $50 million (after giving effect to the 1999 Amendment (as defined below)), including letters of credit and bankers' acceptances, arranged by IBJ Whitehall Business Credit Corp. ("IBJ"), as agent. Under the terms of the Credit Facility, borrowings bear interest at IBJ's prime rate (7.75% at December 31, 1998), plus one percent.

     As of June 30, 1998, December 31, 1998 and March 31, 1999, the Company was not in compliance with certain financial covenants, and other terms and provisions contained in the Credit Facility. On April 22, 1999, the Company entered into an amendment, which was subsequently amended as of May 21 and June 3, 1999 (the "1999 Amendment"), which provided for, among other things, the waiver of these defaults, an amendment to certain financial covenants, a new undrawn availability covenant relating to scheduled interest payments on the Senior Subordinated Notes, and other terms and provisions contained in the Credit Facility, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000. The 1999 Amendment reduced the maximum revolving advance amount under the Credit Facility from $80 million to $50 million, and reduced and/or eliminated certain availability and borrowing base reserves. After giving effect to the 1999 Amendment, which includes the reduction and/or elimination of certain availability and borrowing base reserves, the Company's availability to borrow funds under the Credit Facility remains relatively unchanged. As part of the 1999 Amendment, the Company is required to pay a waiver fee (the "Waiver Fee") in the amount of $400,000 on or before June 30, 1999, unless the Company either presents an acceptable business plan to the banks on or before June 30, 1999, or repays in full all outstanding obligations under the Credit Facility on or before June 30, 1999. Notwithstanding the foregoing, in the event the Company is in receipt on or before June 30, 1999 of a commitment letter, letter of intent or agreement to

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

(i) sell substantially all or a part of the assets or equity securities of the Company in a sale, merger, consolidation or other similar transaction, which results in the repayment of all of the outstanding obligations under the Credit Facility, or (ii) refinance the indebtedness under the Credit Facility (the transactions referred to in clauses (i) and (ii) are individually referred to as a "Significant Transaction"), the payment date for the Waiver Fee will be extended until the earlier to occur of the consummation of a Significant Transaction, which results in the repayment of all outstanding obligations under the Credit Facility, or ninety (90) days from June 30, 1999. The Credit Facility is secured by substantially all of the assets of the Company and the pledge of the capital stock of certain of the Company's subsidiaries.

     As of June 1, 1999, after giving effect to the 1999 Amendment, the Company had availability to borrow up to approximately $32.1 million under the Credit Facility, of which approximately $24.9 million was utilized.

     The Credit Facility contains certain customary terms and provisions, including limitations with respect to the repayment or prepayment of principal on subordinated debt, including the Notes, the incurrence of additional debt, liens, transactions with affiliates and certain consolidations, mergers and acquisitions and sales of assets, and restrictions relating to capital expenditures. In addition, Graham-Field is prohibited from declaring or paying any dividend or making any distribution on any shares of common stock or preferred stock of Graham-Field (other than dividends or distributions payable in its stock, or split-ups or reclassifications of its stock) or applying any of its funds, property or assets to the purchase, redemption or other retirement of any such shares, or of any options to purchase or acquire any such shares. Notwithstanding the foregoing restrictions, Graham-Field is permitted to pay cash dividends in any fiscal year in an amount not to exceed the greater of (i) the amount of dividends due BIL under the terms of the Graham-Field Series B and Series C Preferred Stock in any fiscal year, or (ii) 12.5% of the net income of Graham-Field on a consolidated basis, provided that no event of default under the Credit Facility shall have occurred and be continuing or would exist after giving effect to the payment of the dividends. The Credit Facility contains certain financial covenants, including a net cash flow covenant and leverage ratio, as well as the requirement that Graham-Field reduce outstanding borrowings with the net cash proceeds of certain asset sales.

     The Credit Facility contains certain customary terms and provisions, including limitations with respect to the prepayment of principal on subordinated debt, including the Company's 9.75% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), the incurrence of additional debt, liens, transactions with affiliates, and certain consolidations, mergers and acquisitions, and sales of assets, dividends and other distributions (other than the payment of dividends to BIL in accordance with the terms of the Series B and Series C Preferred Stock). In addition, the Credit Facility contains certain financial covenants, including a net cash flow covenant and leverage ratio, and requires specified levels of earnings before interest and taxes, as well as the requirement that the Company reduce outstanding borrowings with the net cash proceeds of certain asset sales.

     At December 31, 1998, the Company had aggregate direct borrowings under the Credit Facility of $27,606,000. The weighted average interest rate on borrowings in 1998 was 8.9%. Open letters of credit at December 31, 1998 were $1,347,000 relating to trade credit and $1,558,000 for other requirements.

     At December 31, 1997, the Company had aggregate direct borrowings under the Credit Facility of $65,883,000. On January 27, 1998, the Company used the proceeds from the sale of the Leather Operations of $60,167,000 to repay outstanding borrowings under the Credit Facility. The weighted average interest rate on borrowings in 1997 was 8.5%. Open letters of credit at December 31, 1997 were $2,261,000 relating to trade credit and $1,759,000 for other requirements.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                     DECEMBER 31,
                                                                     ------------
                                                                 1998           1997
                                                              ----------    ------------
BIL Note(a).................................................  $4,000,000     $4,000,000
Notes payable to International Business Machines Corp.
  ("IBM")(b)................................................      35,000        490,000
Capital lease obligations(c)................................     290,000        759,000
Term loan(d)................................................   1,416,000      1,535,000
Other(e)....................................................   2,209,000      3,568,000
                                                              ----------     ----------
                                                               7,950,000     10,352,000
     Less current maturities................................   1,235,000      2,619,000
                                                              ----------     ----------
                                                              $6,715,000     $7,733,000
                                                              ==========     ==========

---------------
(a) On July 18, 1996, an affiliate of BIL provided the Company with a loan in the amount of $4,000,000, at an effective interest rate of 8.8%. The loan was used to fund the acquisition of V.C. Medical and for general corporate purposes. In connection with the acquisition of Everest & Jennings, the indebtedness owing by the Company to BIL was exchanged for the BIL Note. Under the terms of the BIL Note, the principal amount matures on April 1, 2001 and bears interest at the effective rate of 7.7% per annum and the Company has the right to reduce the principal amount of the BIL Note in the event punitive damages are awarded against the Company or any of its subsidiaries which relate to any existing product liability claims of Everest & Jennings and/or its subsidiaries involving a death prior to September 3, 1996. Effective as of May 12, 1999, BIL waived certain events of default under the BIL Note and exchanged all of its right, title and interest under the BIL Note, in consideration of the issuance of 2,036 shares of the Series D Preferred Stock (See Note 18).

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

(c) At December 31, 1998, the Company is obligated under certain lease agreements for equipment which have been accounted for as capital leases. Future minimum payments in the aggregate are as follows:

YEAR ENDED DECEMBER 31                                       AMOUNT
----------------------                                      --------
       1999...............................................  $153,000
       2000...............................................   115,000
       2001...............................................    66,000
       2002...............................................    15,000
                                                            --------
       Total..............................................   349,000
       Less amounts representing interest.................   (59,000)
                                                            --------
       Present value of future minimum lease payments.....  $290,000
                                                            ========

(d) In connection with the Fuqua Merger, the Company assumed a term loan, which is payable in monthly installments of $9,900, bearing interest at LIBOR + .55% through January 2001, with a final payment due at that time.

(e) Other long-term debt consists primarily of a mortgage payable for the Company's Canadian subsidiary in the amount of $490,000 due in monthly installments of $20,400 through November 1999, with a final

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES payment of approximately $265,000 due in November 1999, and bearing interest at 1.25% above prime. As of December 31, 1998, the interest rate was 6.75%. In connection with the acquisition of Medapex's principal corporate headquarters, the Company assumed debt collateralized by the principal headquarters and requiring the payment of interest at 72% of the current prime rate. As of December 31, 1998, the outstanding balance was $428,000, and the interest rate was 6.12%. In connection with the acquisitions of LaBac and Medi-Source, the Company entered into non-competition agreements with certain former shareholders of such companies. The non-competition agreements have a remaining balance due of $919,000 as of December 31, 1998. In addition, the Company assumed certain debt obligations of other acquired companies.

The scheduled maturities of the long-term debt obligations, excluding the present value of minimum payments on capital lease obligations are as follows:

YEAR ENDED DECEMBER 31                                       AMOUNT
----------------------                                     ----------
       1999..............................................  $1,123,000
       2000..............................................     438,000
       2001..............................................   5,484,000
       2002..............................................     239,000
       2003..............................................     202,000
       Thereafter........................................     174,000
                                                           ----------
                                                           $7,660,000
                                                           ==========

8.  SENIOR SUBORDINATED NOTES

     On August 4, 1997, the Company issued its $100 million Senior Subordinated Notes due 2007 under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). On February 9, 1998, the Company completed its exchange offer to exchange the outstanding Senior Subordinated Notes for an equal amount of new Senior Subordinated Notes which have been registered under the Securities Act. The new Senior Subordinated Notes are identical in all material respects to the previously outstanding Senior Subordinated Notes. The Senior Subordinated Notes bear interest at the rate of 9.75% per annum and mature on August 15, 2007. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness under the Credit Facility arranged by IBJ Whitehall, as agent. The Senior Subordinated Notes are guaranteed (the "Subsidiary Guarantees"), jointly and severally, on a senior subordinated basis by all existing and future restricted subsidiaries of the Company (the "Guaranteeing Subsidiaries"). The Subsidiary Guarantees are subordinated in right of payment to all existing and future senior debt of the Guaranteeing Subsidiaries including any guarantees by the Guaranteeing Subsidiaries of the Company's obligations under the Credit Facility.

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

     Beginning on August 15, 2002, the Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at certain redemption prices plus accrued and unpaid interest to the date of redemption. In addition, prior to August 15, 2000, the Company may, at its option, redeem up to 25% of the

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES aggregate principal amount of Senior Subordinated Notes originally issued with the net proceeds from one or more public offerings of Company Common Stock at a redemption price of 109.75% of the principal amount, plus accrued and unpaid interest to the date of redemption; provided that at least 75% of the aggregate principal amount of Notes originally issued remain outstanding after giving effect to any such redemption.

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

9.  SEPARATION CHARGES

     On July 29, 1998, Irwin Selinger resigned as Chairman of the Board, Chief Executive Officer and President of the Company, and entered into a Separation Agreement (the "Separation Agreement") with the Company. The Separation Agreement provides for (i) the continuation of Mr. Selinger's (a) base salary of $550,000 through July 31, 1999, (b) healthcare and insurance benefits through July 8, 2001, and (c) automobile lease payments and associated automobile expenses through July 8, 2001, (ii) the forgiveness of the outstanding principal amount of $2.2 million and accrued interest under a loan made to Mr. Selinger in the original principal amount of $2.5 million in 1997, in consideration of Mr. Selinger's repayment of $500,000 on June 30, 1999, (iii) a three year non-competition agreement, (iv) the continuation of Mr. Selinger's split dollar life insurance policy in accordance with the terms of Mr. Selinger's divorce judgment, (v) a non-disparagement agreement, (vi) mutual releases, and (vii) the continuation of the Company's indemnification provisions for Mr. Selinger. The Company has recorded a charge of $2,548,000 in 1998, to reflect the financial effects of the Separation Agreement (which charge is included in selling, general and administrative expenses).

10.  EXTRAORDINARY ITEM

     In December 1996, the Company repaid $20,000,000 of indebtedness under the John Hancock Note and Warrant Agreement with proceeds from the Credit Facility. In connection with the early retirement of the

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

John Hancock indebtedness, the Company incurred charges relating to the "make-whole" payment and the write-off of all unamortized financing costs associated with the John Hancock Note and Warrant Agreement. The charges amounted to $736,000 (net of a tax benefit of $383,000), and are reported as an extraordinary item in 1996 in the accompanying consolidated statements of operations.

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

     Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired (an "Acquiring Person") beneficial ownership of 20% or more of the outstanding shares of capital stock of the Company entitled generally to vote in the election of directors ("Voting Shares") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Company Common Stock certificates outstanding as of the Record Date, by such certificate with a copy of the Summary of Rights which is attached to the Rights Agreement (the "Summary of Rights"). Notwithstanding the foregoing, BIL will not be an Acquiring Person by virtue of its ownership of any Voting Shares acquired in connection with the Company's acquisition of Everest & Jennings or in accordance with the Amended and Restated Stockholder Agreement dated as of September 3, 1996, as amended (the "BIL Stockholder Agreement"), by and between the Company and BIL (the "BIL Voting Shares"), but BIL will become an Acquiring Person if it acquires any Voting Shares other than BIL Voting Shares or shares distributed generally to the holders of any series or class of capital stock of the Company. "BIL Voting Shares" is defined in the Rights Agreement as (i) any Voting Shares owned by BIL which were acquired by BIL in connection with the Company's acquisition of Everest & Jennings or in accordance with the BIL Stockholder Agreement, and (ii) any shares of the Company Common Stock issued by the Company to BIL upon conversion of or as a dividend on the shares referred to in clause (i) above.

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

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

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

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

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

     As long as the Rights are attached to the Company Common Stock, the Company will issue one Right with each new share of the Company Common Stock so that all such shares will have Rights attached. The Board of Directors of the Company has reserved 300,000 shares of Series A Preferred Stock for issuance upon exercise of the Rights.

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

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     On February 28, 1997, Everest & Jennings Canada, a wholly-owned subsidiary of the Company, acquired Motion 2000, Inc. and Motion 2000 Quebec, Inc. (see
Note 2), in consideration of the issuance of the 187,733 shares of the Company Common Stock.

     On November 27, 1996, in connection with the acquisition of Everest & Jennings (see Note 2), the Company issued an aggregate of 4,444,933 shares of the Company Common Stock, and $61 million stated value of Series B Preferred Stock and $10 million stated value of Series C Preferred Stock to BIL. The Series B Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly (in cash or in shares of the Company's common stock at the option of the Company), votes on an as-converted basis as a single class with the Company Common Stock of the Company and the Series C Preferred Stock, is not subject to redemption and is convertible into shares of the Company Common Stock (x) at the option of the holder thereof, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (y) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (z) automatically on the fifth anniversary of the date of issuance at a conversion price of $15.50 per share. Such conversion prices are subject to customary antidilution adjustments.

     The Series C Preferred Stock is entitled to a dividend of 1.5% per annum payable quarterly (in cash or in shares of the Company's common stock at the option of the Company), with shares of the Company's common stock, votes on an as-converted basis as a single class with the Company Common Stock and the Series B Preferred Stock, is subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at stated value and, if not so redeemed, will be convertible into shares of the Company Common Stock automatically on the fifth anniversary of the date of issuance at a conversion price of $20 per share, subject to customary antidilution adjustments.

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

  Stock Options

     Under the Company's stock option program (the "Incentive Program"), the Company is authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock grants and restored options. Incentive stock options may be granted at not less than 100% of the fair market value of the Company Common Stock at the date of grant. Stock options outstanding under the Incentive Program generally vest and are exercisable at a rate of 50% per annum. Incentive and non-qualified stock options expire five years from the date of grant. Effective as of December 21, 1995, non-employee directors' were automatically granted directors' options to purchase 10,000 shares of the Company Common Stock on January 2nd of each year at an exercise price equal to the fair market value of the Company Common Stock at the date of grant. Under the terms of the Incentive Program, directors' options were granted on January 2, 1998 to each of the Company's non-employee directors to purchase 10,000 shares of the Company Common Stock. In general, directors' options are exercisable one-third each year for three years, and have a term of ten years. Effective as of February 1998, the Incentive Program was amended to eliminate the automatic grant feature for directors' options and provide that directors' options shall be granted upon terms and conditions approved by the Company's Stock Option and Compensation Committee. On January 2, 1999, the Company's Stock Option and Compensation Committee granted each of the non-employee directors a directors' option to

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES purchase 25,000 shares of the Common Stock at an option price equal to the fair market value of the Common Stock on the date of grant.

     In 1996, the plan was amended to increase the maximum number of shares available from 2,100,000 to 3,000,000. On December 30, 1997, the plan was further amended to increase the maximum number of shares available from 3,000,000 to 4,500,000.

     During 1998, 1997 and 1996, officers of the Company surrendered 38,885, 134,870 and 45,517 shares, respectively, of the Company Common Stock with a fair market value of $603,000, $1,617,000 and $165,000, respectively, in satisfaction of the exercise price of stock options to purchase 120,331, 306,669 and 50,000 shares, respectively, of the Company Common Stock. In connection with the surrender of shares and exercise of stock options in 1998 and 1997, the Company recorded (as a component of selling, general and administrative expenses) stock compensation charges of $954,000 and $838,000, respectively, for shares held less than six months prior to the date of surrender. The shares received in satisfaction of the exercise price of stock options were recorded as treasury stock and were retired on a quarterly basis as authorized by the Board of Directors. Accordingly, all such shares have been restored as authorized and unissued shares of the Company Common Stock.

     In April 1998, the Company repriced 700,000 stock options with a weighted average exercise price of $14.55 per share that were granted to certain of the Company's senior executives during the first quarter of 1998 to new exercise prices of $7.50 and $7.6875, which were the fair market values of the Company's common stock at the date of the option repricing.

     In accordance with SFAS No. 123, pro forma information regarding net loss and loss per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.64% for 1998, 6.375% for 1997 and 6.5% for 1996; no dividend yields on the Common Stock, weighted average volatility factors of the expected market price of the Company's Common Stock of .84, .46 and .41; and a weighted average expected life of the option of approximately 3 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                               1998            1997            1996
                                           ------------    ------------    ------------
Pro forma net loss attributable to common
  stockholders...........................  $(54,089,000)   $(29,037,000)   $(14,063,000)
                                           ============    ============    ============
Pro forma net loss per share -- basic and
  diluted:...............................  $      (1.74)   $      (1.41)   $       (.90)
                                           ============    ============    ============

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     Information with respect to options during the years ended December 31, 1998, 1997 and 1996 is as follows:

                                             1998                    1997                    1996
                                     ---------------------   ---------------------   ---------------------
                                                  WEIGHTED                WEIGHTED                WEIGHTED
                                                  AVERAGE                 AVERAGE                 AVERAGE
                                                  EXERCISE                EXERCISE                EXERCISE
                                      OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                     ----------   --------   ----------   --------   ----------   --------
Options outstanding -- beginning of
  year.............................   2,474,082    $8.44      1,643,175    $5.77        912,645    $5.49
Options granted:
  Incentive options................     412,442     6.00        240,483    12.25        699,121     6.45
  Directors' options...............      40,000    16.31         90,000     9.33         90,000     3.25
  Non-qualified options............   1,069,193     5.35        185,453    11.96         91,764     6.02
  Options outside plan.............     110,000     3.46             --       --             --       --
Fuqua stock options................          --       --        885,150     9.69             --       --
Options exercised..................    (645,353)    8.12       (527,975)    5.36       (103,255)    3.83
Options cancelled and expired......    (459,144)    8.45        (42,204)    8.38        (47,100)    4.87
                                     ----------              ----------              ----------
Options outstanding -- end of
  year.............................   3,001,220    $7.03      2,474,082    $8.44      1,643,175    $5.77
                                     ==========              ==========              ==========
Options exercisable at end of
  year.............................   1,203,343    $8.25      1,594,142    $7.91        582,244    $5.45
                                     ==========              ==========              ==========
Weighted average fair value of
  options granted during the
  year.............................  $     2.63              $     4.22              $     2.10
                                     ==========              ==========              ==========

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

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     Exercise prices for stock options outstanding and for options exercisable as of December 31, 1998 were as follows:

             NUMBER OF
NUMBER OF     OPTIONS        RANGE OF
 OPTIONS    EXERCISABLE   EXERCISE PRICES
---------   -----------   ---------------
  685,000       10,000    $ 2.00 - $ 2.99
  280,766      115,766      3.00 -   3.99
   26,050       26,050      4.00 -   4.99
   15,500       15,500      5.00 -   5.99
   32,500       22,500      6.00 -   6.99
1,005,251      299,001      7.00 -   7.99
  150,974       92,371      8.00 -   8.99
  471,350      471,350      9.00 -   9.99
   15,000        7,500     10.00 -  10.99
   55,677       42,838     11.00 -  11.99
  137,500       68,750     12.00 -  12.99
   10,000        3,333     13.00 -  13.99
   19,500        9,750     14.00 -  14.99
   56,152        8,634     15.00 -  15.99
   40,000       10,000     16.00 -  16.99
---------    ---------
3,001,220    1,203,343
=========    =========

     The weighted average remaining contractual life of the above-described stock options is approximately 4.5 years.

     Shares of common stock reserved for future issuance as of December 31, 1998 are as follows:

                                                            NUMBER OF
                                                             SHARES
                                                            ---------
Stock options.............................................  3,555,565
Warrants issued to John Hancock...........................    345,336
Series B Preferred Stock..................................  3,935,483
Series C Preferred Stock..................................    500,000
                                                            ---------
                                                            8,336,384
                                                            =========

     The exercise of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in Federal and state income tax benefits to the Company equal to the difference between the market price at the date of exercise or sale of stock and the exercise price of the option. Accordingly, during 1997 and 1996, approximately $520,000, and $38,000, respectively, was credited to additional paid-in capital. No such tax benefits were credited to additional paid-in capital during 1998 as the Company has not realized such tax benefits due to continuing net operating losses.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

12.  INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows:

                                                 1998            1997           1996
                                              -----------    ------------    ----------
Current:
  Federal...................................  $(1,005,000)   $         --    $       --
  State and local...........................      153,000              --            --
  Foreign...................................      236,000       1,073,000         9,000
                                              -----------    ------------    ----------
                                                 (616,000)      1,073,000         9,000
Deferred....................................   17,023,000     (11,665,000)    1,347,000
                                              -----------    ------------    ----------
                                              $16,407,000    $(10,592,000)   $1,356,000
                                              ===========    ============    ==========

     Pre-tax (loss) income consists of the amounts earned in the United States versus Foreign locations as follows:

                                               1998            1997            1996
                                           ------------    ------------    ------------
United States............................  $(29,605,000)   $(38,995,000)   $(11,537,000)
Foreign..................................    (2,980,000)      1,986,000          55,000
                                           ------------    ------------    ------------
Total....................................  $(32,585,000)   $(37,009,000)   $(11,482,000)
                                           ============    ============    ============

     The following is a reconciliation of income tax computed at the Federal statutory rate to the provision for taxes:

                                 1998                       1997                       1996
                        -----------------------    -----------------------    ----------------------
                           AMOUNT       PERCENT       AMOUNT       PERCENT      AMOUNT       PERCENT
                        ------------    -------    ------------    -------    -----------    -------
Tax expense (benefit)
  computed at
  statutory rate......  $(11,079,000)     (34%)    $(12,583,000)     (34%)    $(3,904,000)     (34%)
Expenses not
  deductible for
  income tax purposes:
Amortization of excess
  of cost over net
  assets acquired.....     2,825,000        9%          950,000        2%         276,000        2%
In-process R&D
  costs...............            --       --         1,122,000        3%       4,352,000       38%
Other.................     1,514,000        4%          369,000        1%          77,000        1%
Write-off of merger
  and restructuring
  charges.............            --       --         1,835,000        5%              --       --
State tax expense
  (benefit), net of
  Federal benefit.....      (903,000)      (3%)      (1,885,000)      (5%)        155,000        1%
Foreign...............     1,054,000        3%               --       --               --       --
Valuation allowance on
  deferred tax
  assets..............    22,996,000       71%         (400,000)      (1%)        400,000        4%
                        ------------      ---      ------------      ---      -----------      ---
                        $ 16,407,000       50%     $(10,592,000)     (29%)    $ 1,356,000       12%
                        ============      ===      ============      ===      ===========      ===

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                      1998           1997
                                                   -----------    -----------
Deferred Tax Assets:
  Net operating loss carryforwards...............  $20,597,000    $11,934,000
  Tax credits....................................      857,000        562,000
  Accounts receivable allowances.................   10,171,000      4,412,000
  Inventory related..............................    5,809,000      5,387,000
  Deferred rent..................................       78,000        349,000
  Merger and restructuring related charges.......    4,986,000      8,061,000
  Other reserves and accrued items...............    3,445,000      3,942,000
                                                   -----------    -----------
                                                    45,943,000     34,647,000
  Valuation allowance for deferred assets........  (35,114,000)   (12,118,000)
                                                   -----------    -----------
          Total deferred tax assets..............   10,829,000     22,529,000
                                                   -----------    -----------
Deferred Tax Liabilities:
  Tax in excess of book depreciation.............    5,106,000      2,148,000
  Prepaid expenses...............................    4,322,000        940,000
  Amortization of intangibles....................    1,745,000        822,000
                                                   -----------    -----------
          Total deferred tax liabilities.........   11,173,000      3,910,000
                                                   -----------    -----------
          Net deferred tax
            assets/(liabilities).................  $  (344,000)   $18,619,000
                                                   ===========    ===========

     At December 31, 1998, the Company had aggregate federal net operating loss carryforwards of approximately $52,000,000 for income tax purposes, which expire between 2010 and 2018. Approximately $24,164,000 of the net operating loss carryforwards were acquired primarily in connection with the Everest & Jennings acquisition and are limited to use in any particular year. At December 31, 1998, the Company also had alternative minimum tax credits of $857,000 that have no expiration date.

     For financial reporting purposes, due to prior year losses of Everest & Jennings, and SRLY limitations, a full valuation allowance was recorded in purchase accounting in 1996 against the Everest & Jennings net operating losses and deferred tax assets. Subsequent realization of any tax benefits for those items will be recorded as a reduction of the excess of cost over net assets acquired.

     As a result of the continuation of operating losses in 1998, the Company increased its deferred tax valuation allowance by $22,996,000 which results in a full valuation allowance against all net deferred tax assets at December 31, 1998.

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

     Effective for the fiscal year ended December 31, 1998, the Company adopted SFAS No. 132, "Employers Disclosure about Pensions and Other Post Retirement Benefits." The new standard revises disclosure requirements for pensions benefits, but does not change the measurement or recognition of those plans. The

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES following tables, prepared in accordance with the new standard, reconcile the changes in obligations, plan assets and funded status at December 31:

                                                                   1998           1997
                                                                -----------    -----------
Change in benefit obligation:
  Benefit obligation at beginning of year...................    $18,404,000    $17,567,000
  Interest cost.............................................      1,276,000      1,284,000
  Actuarial losses..........................................      1,571,000      1,243,000
  Benefits paid.............................................     (1,702,000)    (1,690,000)
                                                                -----------    -----------
  Benefit obligation at end of year.........................    $19,549,000    $18,404,000
                                                                ===========    ===========
Change in plan assets:
  Fair value of plan assets at beginning of year............    $16,817,000    $14,746,000
  Actual return on plan assets..............................      1,667,000      2,534,000
  Company contributions.....................................        702,000      1,226,000
  Benefits paid.............................................     (1,703,000)    (1,689,000)
                                                                -----------    -----------
  Fair value of plan assets at end of year..................    $17,483,000    $16,817,000
                                                                ===========    ===========
Funded status:
  As of end of year.........................................    $(2,066,000)   $(1,587,000)
  Unrecognized transition obligation........................        (50,000)       (62,000)
  Unrecognized net loss.....................................      1,507,000        125,000
                                                                -----------    -----------
  Accrued benefit cost......................................    $  (609,000)   $(1,524,000)
                                                                ===========    ===========
Amounts recognized in the Consolidated Balance Sheets
  consist of:
  Accrued benefit liability.................................    $(1,593,000)   $(1,806,000)
  Accumulated comprehensive income..........................        984,000        282,000
                                                                -----------    -----------
  Net amount recognized.....................................    $  (609,000)   $(1,524,000)
                                                                ===========    ===========
The components of net periodic pension cost are as follows:
  Interest cost.............................................    $ 1,276,000    $ 1,284,000
  Expected return on plan assets............................     (1,480,000)    (1,428,000)
  Net amortization..........................................        (10,000)       110,000
                                                                -----------    -----------
Net periodic pension cost (income)..........................    $  (214,000)   $   (34,000)
                                                                ===========    ===========

     The following assumptions were used to determine the projected benefit obligations and plan assets:

                                      EVEREST &
                                       JENNINGS                  SMITH & DAVIS
                                    --------------      -------------------------------
                                                        SALARIED PLAN      HOURLY PLAN
                                                        -------------      ------------
                                    1998      1997       1998 & 1997       1998 & 1997
                                    ----      ----      -------------      ------------
Weighted average discount rate....  6.5%      7.0%           7.0%              7.0%
Expected long-term rate of return
  on assets.......................  9.0%      9.0%           9.0%              9.0%

     As all participants are inactive and the plans are frozen, no compensation increases were assumed.

     Effective as of July 1, 1998, the Company sponsors one 401(k) Savings and Investment Plan, pursuant to which the Company contributes 100% of the first 1% of an employee's base salary up to a maximum of $1,000 per year. In 1997 and 1996, the Company had several subsidiary 401(k) plans, certain of which provided for Company contributions. Amounts expensed for 1998, 1997 and 1996 were immaterial.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

14.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 1998 and 1997, for which it is practicable to estimate that value:

     Cash and cash equivalents: The carrying amounts reported in the accompanying balance sheets approximate fair value.

     Credit facility and acceptances payable: The carrying amounts of the Company's borrowings under its credit facility approximate their fair value.

     Long-term debt and Senior Subordinated Notes: The fair value of the Company's Senior Subordinated Notes and BIL Note are based on reported Senior Subordinated Notes transaction values (which management believes differs from the value at which such debt could be settled). The fair value of this debt was approximately $67 million at December 31, 1998 as compared to a carrying value of $104 million. At December 31, 1997, the carrying value of the Senior Subordinated Notes and BIL Note approximates fair value.

     The fair values of the Company's other long-term debt are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1998 and 1997, the carrying amounts for this debt approximates fair value.

15.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company is a party to a number of noncancellable lease agreements for warehouse space, office space and machinery and equipment rental. As of December 31, 1998 the agreements extend for various periods ranging from 1 to 9 years and certain leases contain renewal options. Certain leases provide for payment of real estate taxes and include escalation clauses.

     As of December 31, 1998, minimal annual rental payments under all noncancellable operating leases (including leases related to exited facilities for which the Company remains liable) are as follows:

YEAR ENDED DECEMBER 31:
-----------------------
  1999................................................    $ 7,071,000
  2000................................................      6,195,000
  2001................................................      5,544,000
  2002................................................      4,637,000
  2003................................................      3,185,000
  Thereafter..........................................      8,758,000
                                                          -----------
                                                          $35,390,000
                                                          ===========

     Rent expense for the years ended December 31, 1998, 1997 and 1996 approximated $5,435,000, $3,896,000, and $2,805,000, respectively.

  Legal Proceedings

     Following the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the Company and certain of its directors and officers were named as defendants in at least fifteen putative class action lawsuits filed primarily in the United States District Court for the Eastern District of New York on behalf of all purchasers of common stock of the Company (including former Fuqua shareholders who received shares of the Company Common Stock when the Company acquired Fuqua in December 1997) during various periods within the time period May 1997 to March 1998. The class actions were consolidated into an amended consolidated class action complaint as of January 29, 1999, and

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES lead counsel was selected. The amended consolidated class action complaint asserts claims against the Company and the other defendants for violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the Company's business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company Common Stock was artificially inflated during the putative class periods. The amended consolidated class action complaint focuses on statements made concerning the Company's integration of its various recent acquisitions, as well as statements about the Company's inventories accounts receivable, expected earnings and sales levels. The plaintiffs seek unspecified compensatory damages and costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative classes.

     In March 1999, the Company reported that an investigation conducted by the Company's Audit Committee, with the assistance of Rogers & Wells LLP, had found certain accounting errors and irregularities with respect to the Company's financial results for 1996 and 1997. Rogers & Wells LLP retained the accounting firm of Arthur Andersen LLP to assist in conducting the investigation and in providing advice on accounting matters. Based on the results of the investigation, the Company has restated its financial results for 1996 and 1997 (see Note 16). While the accounting errors and irregularities are not presently the basis for the pending class actions, counsel to the class plaintiff have informed the Company's counsel that plaintiffs may seek to amend the consolidated complaint to allege claims based on such items.

     The Company intends to defend the lawsuit vigorously, but the Company is not currently able to evaluate the likelihood of success in this case or the range of potential loss. However, if the foregoing proceeding were determined adversely to the Company, management believes that such a judgment could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows. In addition, the staff of the SEC has advised the Company that the SEC may conduct an investigation with respect to the aforementioned accounting errors and irregularities.

     On March 27, 1998, agents of the U.S. Customs Service and the Food and Drug Administration arrived at the Company's principal headquarters and one other Company location and retrieved several documents pursuant to search warrants. The Company has subsequently been advised by an Assistant United States Attorney for the Southern District of Florida that the Company is a target of an ongoing grand jury investigation involving alleged fraud by one or more of the Company's suppliers relating to the unauthorized diversion of medical products intended for sale outside of the United States into United States markets. The Company has also been advised that similar search warrants were obtained with respect to approximately 14 other participants in the distribution of medical products. The Company is presently investigating these matters. The Company does not know when the grand jury investigation will conclude or what action, if any, may be taken by the government against the Company or any of its employees. Accordingly, the impact of this investigation on the Company cannot yet be assessed. The Company intends to cooperate fully with the government in its investigation.

     In March 1994, the Suffolk County Authorities initiated an investigation to determine whether regulated substances had been discharged in excess of permitted levels from the Lumex division (the "Lumex Division") located in Bay Shore, New York, which was acquired by Fuqua in April 1996. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminants present on the site and to evaluate their potential off-site extent. In connection with the acquisition of the Lumex Division, Fuqua assumed by contract the obligations associated with this environmental matter. In late 1996, Fuqua conducted surficial soil remediation at the Bay Shore facilities and reported the results to the Suffolk County Authorities in March 1997. A ground water work plan was submitted concurrently with the soil remediation report. In May 1997, the Suffolk County

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

Authorities stated that they were satisfied with the soil remediation that had been conducted by Fuqua and provided comments on the ground water work plan. In November 1997, the Lumex Division received the results of additional ground water testing that had been performed in August and September 1997. The results revealed significantly lower concentrations of contaminants than were known at the time the "Ground Water Work Plan" was prepared in March 1997. Due to the relatively low levels of contaminants detected, the Lumex Division proposed sampling the groundwater on a quarterly basis for two years to ensure that the groundwater was not significantly affected and deferred implementing the ground water work plan. In January, April, July and October 1998, and in January 1999, additional confirmatory samples were taken and analyzed. These analytic results provide further support that the groundwater is not significantly contaminated. The Lumex Division will continue to monitor the quality of the groundwater to confirm that it remains acceptable. If the quality of the groundwater remains acceptable after the two year period expires, the Lumex Division will seek to withdraw its groundwater work plan.

     At December 31, 1998, the Company had reserves for remediation costs and additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Company's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Company has not assumed that any such costs would be recoverable from third parties nor has the Company discounted any of its estimated costs, although a portion of the remediation work plan will be performed over a period of years. The amount of environmental liabilities is difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed.

     In April 1996, Fuqua acquired the Lumex Division from Cybex International, Inc. (formerly Lumex, Inc.) for a purchase price of $40.7 million, subject to a final purchase price adjustment in the asset sale agreement. The final purchase price adjustment was disputed and, pursuant to the asset sale agreement was resolved through arbitration. On July 30, 1998, Fuqua received a payment of $2,468,358 (inclusive of interest) from Cybex, of which $2,384,606 was recorded as a reduction of the excess of cost over net assets acquired at September 30, 1998.

     In March 1997, Fuqua gave notice to the seller to preserve Fuqua's indemnification rights as provided under the terms of the asset sale agreement. In February 1998, Fuqua filed in the State Court of Fulton County a lawsuit against the seller and certain former officers stating claims for fraud, breach of warranty, negligent misrepresentation, Georgia RICO, and attorney's fees. Defendants filed an answer and counterclaim on April 7, 1998, denying liability and asserting fifteen defenses. On February 18, 1999, Cybex paid Fuqua $2.6 million in settlement of all of Fuqua's claims. As part of the settlement, Cybex released Fuqua from all liability in connection with Cybex's counterclaim.

     On August 3, 1998, the Company and another defendant, one of the Company's employees, were served with a lawsuit initiated by JOFRA Enterprises, Inc. ("JOFRA") in New York State Supreme Court, Westchester County. The complaint seeking damages of $25,000,000 alleges that the Company's hiring of a certain officer and employees of JOFRA constituted, among other things, unfair competition and wrongful appropriation of business opportunities. Pursuant to the defendant-employee's employment agreement, the defendant-employee is seeking indemnification with respect to such claims. Discovery is proceeding in the action. The Company considers the plaintiff's allegations to be without merit and intends to defend this lawsuit vigorously.

     On November 3, 1998, the Company and certain of its directors were named as defendants in a derivative suit commenced in the Court of Chancery of the State of Delaware, New Castle County. The lawsuit seeks to rescind a separation agreement dated as of July 29, 1998 (the "Separation Agreement"), pursuant to which

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

'Irwin Selinger, the former Chairman of the Board and Chief Executive Officer, resigned as Chairman of the Board, Chief Executive Officer and President of the Company. The lawsuit also seeks unspecified damages as well as the recovery of all sums paid to Mr. Selinger pursuant to the Separation Agreement. The plaintiff alleges that by approving the terms of the Separation Agreement, the defendants breached their fiduciary duties of loyalty and care to the Company by obligating the Company to pay Mr. Selinger substantially more than his former employment agreement had required. The Company considers the plaintiff's allegations to be without merit, and filed a motion to dismiss the complaint on various grounds in February 1999. The parties are presently in the process of briefing the motion to dismiss.

     In May 1999, the former shareholders of LaBac Systems, Inc. ("LaBac"), a company acquired by Graham-Field in June 1997, asserted certain claims against Graham-Field relating to alleged material misrepresentations and omissions contained in the purchase agreement, certain press releases and other public filings made by the Company with the Securities and Exchange Commission relating to the Company's business, results of operations and financial condition. Under the terms of the purchase agreement pursuant to which Graham-Field acquired LaBac for approximately $9.1 million in common stock of Graham-Field, all claims that are not resolved between the parties are to be submitted to arbitration. The Company intends to defend the claims vigorously, but the Company is not currently able to evaluate the likelihood of success in this case or the range of potential loss.

     The Company and its subsidiaries are parties to lawsuits and other proceedings, including those relating to product liability and the sale and distribution of its products. Except as discussed above, while the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the consolidated financial position or results of operations or cash flows of the Company.

COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to four (4) collective bargaining agreements covering Graham-Field's facilities located in Bay Shore, New York; Earth City, Missouri; Ontario, Canada; and Guadalajara, Mexico. The collective bargaining agreements cover approximately 642 employees. The collective bargaining agreements for Bay Shore, New York; Earth City, Missouri; Ontario, Canada; and Guadalajara, Mexico are scheduled to expire on October 19, 2001, September 13, 1999, July 24, 2003 and December 31, 1999, respectively.

     Graham-Field has never experienced an interruption or curtailment of operations due to labor controversy that had a material adverse effect on Graham-Field's operations. Graham-Field considers its employee relations to be satisfactory.

16. RESTATEMENT

     In March 1999, the Company reported that an investigation conducted by the Company's Audit Committee, with the assistance of outside counsel, had found certain accounting errors and irregularities with respect to the Company's previously reported financial results. Based on the results of the investigation, the Company has restated its previously issued Consolidated Financial Statements for 1996 and 1997. The following Consolidated Statements of Operations and Balance Sheets compare the previously reported and restated financial information.

     The restatement adjustments in 1997, which had the effect of increasing the loss before income taxes by $6.781 million, were to correct intercompany balance differences of $4.9 million and certain costs which were incorrectly added to the excess of cost over net assets acquired of $1.3 million, as well as other adjustments related primarily to current period costs incorrectly charged to restructuring and merger related accruals, and compensation expense in connection with employee stock options and improperly recognized revenue including revenue recognized in the incorrect period.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

     The restatement adjustments in 1996, which had the effect of increasing the loss before income taxes by $2.527 million, were to correct for unrecorded purchases and expenses of $1.4 million and receivable allowances of $570,000, as well as other adjustments related primarily to sales revenue recognized in the incorrect period, and inventory valuation adjustments.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        YEAR ENDED DECEMBER 31, 1997   YEAR ENDED DECEMBER 31, 1996
                                        ----------------------------   ----------------------------
                                        AS PREVIOUSLY        AS        AS PREVIOUSLY        AS
                                          REPORTED        RESTATED       REPORTED        RESTATED
                                        -------------   ------------   -------------   ------------
Net revenues..........................  $263,143,000    $262,834,000   $143,642,000    $143,270,000
Cost of revenues......................   188,695,000     193,127,000     99,641,000     100,998,000
Selling, general and administrative...    70,646,000      73,612,000     34,578,000      35,846,000
Interest expense......................     7,260,000       7,260,000      2,578,000       2,762,000
Purchased-in-process research and
  development.........................     3,300,000       3,300,000     12,800,000      12,500,000
Merger and restructuring charges......    23,470,000      22,544,000      3,000,000       2,646,000
                                        ------------    ------------   ------------    ------------
Loss before income taxes (benefit) and
  extraordinary item..................   (30,228,000)    (37,009,000)    (8,955,000)    (11,482,000)
Income taxes (benefit)................    (7,335,000)    (10,592,000)     2,918,000       1,356,000
                                        ------------    ------------   ------------    ------------
Loss before extraordinary item........   (22,893,000)    (26,417,000)   (11,873,000)    (12,838,000)
Extraordinary loss....................            --              --       (736,000)       (736,000)
                                        ------------    ------------   ------------    ------------
Net loss..............................   (22,893,000)    (26,417,000)   (12,609,000)    (13,574,000)
Preferred stock dividends.............     1,065,000       1,065,000             --              --
                                        ------------    ------------   ------------    ------------
Net loss attributable to common
  shareholders........................  $(23,958,000)   $(27,482,000)  $(12,609,000)   $(13,574,000)
                                        ============    ============   ============    ============
Net loss per common share-basic and
  diluted:
  Loss before extraordinary item......  $      (1.16)   $      (1.33)  $       (.76)   $       (.82)
  Extraordinary item..................            --              --           (.05)           (.05)
                                        ------------    ------------   ------------    ------------
  Net loss............................  $      (1.16)   $      (1.33)  $       (.81)   $       (.87)
                                        ============    ============   ============    ============

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31, 1997              DECEMBER 31, 1996
                                        ----------------------------   ----------------------------
                                        AS PREVIOUSLY        AS        AS PREVIOUSLY        AS
                                          REPORTED        RESTATED       REPORTED        RESTATED
                                        -------------   ------------   -------------   ------------
ASSETS
Cash and equivalents..................  $  4,430,000    $  4,430,000   $  1,241,000       1,186,000
Accounts receivable, net..............    91,451,000      87,212,000     45,703,000      43,726,000
Inventories...........................    73,532,000      74,029,000     48,245,000      48,761,000
Other current assets..................     8,103,000       7,317,000      3,023,000       2,936,000
Recoverable and prepaid
  income taxes........................     4,422,000       4,422,000        256,000         256,000
Deferred tax assets...................    10,695,000      10,695,000             --              --
Asset held for sale...................    61,706,000      61,706,000             --              --
                                        ------------    ------------   ------------    ------------
          Total current assets........   254,339,000     249,811,000     98,468,000      96,865,000
Property, plant and
  equipment, net......................    35,955,000      35,890,000     11,264,000      11,351,000
Excess of cost over net
  assets acquired, net................   240,071,000     230,063,000     91,412,000      88,690,000
Deferred tax assets...................     3,044,000       7,924,000        938,000       2,562,000
Other assets..........................    13,709,000      13,649,000      5,112,000       4,818,000
                                        ------------    ------------   ------------    ------------
          Total assets................  $547,118,000    $537,337,000   $207,194,000    $204,286,000
                                        ============    ============   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Credit facility.......................  $ 65,883,000    $ 65,883,000   $ 13,985,000      13,985,000
Current maturities of long-term
  debt................................     2,619,000       2,619,000      2,016,000       2,016,000
Accounts payable......................    33,888,000      33,758,000     22,995,000      21,644,000
Acceptances payable...................            --              --     19,800,000      19,800,000
Accrued expenses......................    54,331,000      48,419,000     25,608,000      25,104,000
                                        ------------    ------------   ------------    ------------
          Total current liabilities...   156,721,000     150,679,000     84,404,000      82,549,000
Long-term debt and Senior
  Subordinated Notes..................   107,733,000     107,733,000      6,535,000       6,535,000
Other long-term liabilities...........    13,816,000      13,816,000      1,752,000       1,752,000
                                        ------------    ------------   ------------    ------------
          Total liabilities...........   278,270,000     272,228,000     92,691,000      90,836,000
Preferred stock.......................    31,600,000      31,600,000     31,600,000      31,600,000
Common stock..........................       764,000         764,000        492,000         492,000
Additional paid-in capital............   279,341,000     280,179,000    101,573,000     101,573,000
Accumulated deficit...................   (42,953,000)    (47,530,000)   (18,995,000)    (20,048,000)
Other.................................        96,000          96,000       (167,000)       (167,000)
                                        ------------    ------------   ------------    ------------
          Total stockholders'
            equity....................   268,848,000     265,109,000    114,503,000     113,450,000
                                        ------------    ------------   ------------    ------------
          Total liabilities and
            stockholders' equity......  $547,118,000    $537,337,000   $207,194,000    $204,286,000
                                        ============    ============   ============    ============

     In addition, the January 1, 1996 accumulated deficit has been increased by $88,000 to reflect the correction of an error related to sales revenue recognized in the incorrect period.

17.  QUARTERLY DATA (UNAUDITED)

     Selected unaudited quarterly financial data for 1998 and 1997 is provided below. Results for 1997 have been restated to correct for the findings from an independent investigation conducted by the Audit Committee

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES of the Board of Directors into the accuracy of prior financial statements. See
Note 16 for a description of the restatement adjustments.

     The Company also restated the financial results for the first, second and third quarters of 1998 to correct for certain improperly recorded transactions. The 1998 adjustments are unrelated to the investigation conducted by the Company's Audit Committee, which was announced in March 1999. Such adjustments increased the net loss reported in the first and second quarters of 1998 by $971,000 and $249,000, respectively, and decreased the net loss reported in the third quarter of 1998 by $739,000. The adjustments were primarily related to previously unrecognized stock compensation charges of $954,000 in the first quarter of 1998 and an $800,000 reduction in the previously recorded estimated separation charges in the third quarter of 1998.

                                                           FOR THE QUARTER ENDED
                            -----------------------------------------------------------------------------------
                                  MARCH 31                 JUNE 30              SEPTEMBER 30        DECEMBER 31
                            ---------------------   ---------------------   ---------------------   -----------
                                AS                      AS                      AS
                            PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                             REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                            ----------   --------   ----------   --------   ----------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998:
Net revenues:
  Medical equipment and
     supplies.............   $97,727     $97,893     $ 96,936    $ 97,228    $ 93,831    $93,158     $ 90,561
  Interest and other
     income...............       415         415          520         520         685        685          406
                             -------     -------     --------    --------    --------    -------     --------
                              98,142      98,308       97,456      97,748      94,516     93,843       90,967
Costs and expenses:
  Cost of revenues........    67,102      67,378       67,030      67,251      65,075     64,378       66,353
  Selling, general and
     administrative.......    28,210      29,046       30,239      30,535      32,505     31,765       47,640
  Interest expense........     2,743       2,768        3,015       3,039       3,387      3,412        3,433
  Merger and restructuring
     related charges......        --          --           --          --          --         --       (3,547)
                             -------     -------     --------    --------    --------    -------     --------
                              98,055      99,192      100,284     100,825     100,967     99,555      113,879
                             -------     -------     --------    --------    --------    -------     --------
Income (loss) before
  income taxes
  (benefit)...............        87        (884)      (2,828)     (3,077)     (6,451)    (5,712)     (22,912)
Income taxes (benefit)....       800         800         (800)       (800)     (1,287)    (1,287)      17,694
                             -------     -------     --------    --------    --------    -------     --------
Net income (loss).........   $  (713)    $(1,684)    $ (2,028)   $ (2,277)   $ (5,164)   $(4,425)    $(40,606)
                             =======     =======     ========    ========    ========    =======     ========
Net income (loss) per
  common share:
Net income (loss).........   $  (713)    $(1,684)    $ (2,028)   $ (2,277)   $ (5,164)   $(4,425)    $(40,606)
Preferred stock
  dividends...............       266         266          267         267         266        266          266
                             -------     -------     --------    --------    --------    -------     --------
Net income (loss)
  attributable to common
  shareholders............   $  (979)    $(1,950)    $ (2,295)   $ (2,544)   $ (5,430)   $(4,691)    $(40,872)
                             =======     =======     ========    ========    ========    =======     ========
Common shares
  outstanding -- basic and
  diluted.................    30,839      30,839       31,100      31,100      31,244     31,244       31,287
Basic and diluted loss per
  share...................   $  (.03)    $  (.06)    $   (.07)   $   (.08)   $   (.17)   $  (.15)    $  (1.31)

---------------
a) No incremental shares related to conversion of the preferred stock and common equivalent shares are included due to the loss in each quarter.

b) The first quarter 1998 selling, general and administrative expenses includes stock compensation charges of $954.

c) The third quarter 1998 selling, general and administrative expenses includes separation charges of $2,548.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

d) The fourth quarter 1998 includes certain charges and credits as described below:

Write-off of deferred tax asset.............................    $18,310
Provision for uncollectible accounts and notes receivable...     11,047
Provision for P.T. Dharma advance...........................      3,000
Provision for inventory obsolescence........................      2,389
Other miscellaneous charges and credits, net................      2,320
Impairment of excess of cost over net assets acquired.......      1,873
Reversal of 1997 restructuring accrual......................     (3,547)
                                                                -------
                                                                $35,392
                                                                =======

                                                  FOR THE QUARTER ENDED
                                  ------------------------------------------------------
                                          MARCH 31                      JUNE 30
                                  ------------------------      ------------------------
                                      AS                            AS
                                  PREVIOUSLY         AS         PREVIOUSLY         AS
                                   REPORTED       RESTATED       REPORTED       RESTATED
                                  ----------      --------      ----------      --------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997:
  Net revenues:
  Medical equipment and
    supplies................       $56,191        $56,016        $62,579        $62,307
  Interest and other
    income..................           144            144            252            252
                                   -------        -------        -------        -------
                                    56,335         56,160         62,831         62,559
Costs and expenses:
  Cost of revenues..........        38,438         39,234         42,503         44,224
  Selling, general and
    administrative..........        13,193         14,954         14,765         15,507
  Interest expense..........           994            994          1,169          1,169
  Purchased in-process
    research & development
    costs...................            --             --             --             --
  Merger and restructuring
    related charges.........            --             --             --             --
                                   -------        -------        -------        -------
                                    52,625         55,182         58,437         60,900
                                   -------        -------        -------        -------
Income (loss) before income
  taxes (benefit)...........         3,710            978          4,394          1,659
Income taxes (benefit)......         1,527            407          1,681            560
                                   -------        -------        -------        -------
Net income (loss)...........       $ 2,183        $   571        $ 2,713        $ 1,099
                                   =======        =======        =======        =======
Net income (loss) per common
  share:
Net income (loss)...........       $ 2,183        $   571        $ 2,713        $ 1,099
Preferred stock dividends...            --(a)          --(a)          --(a)          --(a)
                                   -------        -------        -------        -------
Net income (loss)
  attributable to common
  shareholders..............       $ 2,183        $   571        $ 2,713        $ 1,099
                                   -------        -------        -------        -------
Common shares outstanding --
  basic.....................        19,763         19,763         20,204         20,204
Convertible preferred
  stock.....................         4,435          4,435          4,435          4,435
Incremental shares using
  treasury stock method.....           966            966            849            849
                                   -------        -------        -------        -------
Common shares outstanding --
  diluted...................        25,164         25,164         25,488         25,488
                                   =======        =======        =======        =======
Basic earnings per share....       $   .11        $   .03        $   .13        $   .05
Diluted earnings per
  share.....................       $   .09        $   .02        $   .11        $   .04

                                              FOR THE QUARTER ENDED
                              ------------------------------------------------------
                                    SEPTEMBER 30                  DECEMBER 31
                              ------------------------      ------------------------
                                  AS                            AS
                              PREVIOUSLY         AS         PREVIOUSLY         AS
                               REPORTED       RESTATED       REPORTED       RESTATED
                              ----------      --------      ----------      --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997:
  Net revenues:
  Medical equipment and
    supplies................   $70,745        $69,919        $ 72,466       $ 73,430
  Interest and other
    income..................       363            363             403            403
                               -------        -------        --------       --------
                                71,108         70,282          72,869         73,833
Costs and expenses:
  Cost of revenues..........    47,159         50,064          60,595         59,605
  Selling, general and
    administrative..........    16,018         18,186          26,670         24,965
  Interest expense..........     2,394          2,394           2,703          2,703
  Purchased in-process
    research & development
    costs...................        --             --           3,300          3,300
  Merger and restructuring
    related charges.........        --             --          23,470         22,544
                               -------        -------        --------       --------
                                65,571         70,644         116,738        113,117
                               -------        -------        --------       --------
Income (loss) before income
  taxes (benefit)...........     5,537           (362)        (43,869)       (39,284)
Income taxes (benefit)......     2,187           (232)        (12,730)       (11,327)
                               -------        -------        --------       --------
Net income (loss)...........   $ 3,350        $  (130)       $(31,139)      $(27,957)
                               =======        =======        ========       ========
Net income (loss) per common
  share:
Net income (loss)...........   $ 3,350        $  (130)       $(31,139)      $(27,957)
Preferred stock dividends...        --(a)          --(a)          266            266
                               -------        -------        --------       --------
Net income (loss)
  attributable to common
  shareholders..............   $ 3,350        $  (130)       $(31,405)      $(28,223)
                               -------        -------        --------       --------
Common shares outstanding --
  basic.....................    21,078         21,078          21,296         21,296
Convertible preferred
  stock.....................     4,435          4,435              --(b)          --
Incremental shares using
  treasury stock method.....     1,227          1,227              --(b)          --
                               -------        -------        --------       --------
Common shares outstanding --
  diluted...................    26,740         26,740          21,296         21,296
                               =======        =======        ========       ========
Basic earnings per share....   $   .16        $  (.01)       $  (1.47)      $  (1.33)
Diluted earnings per
  share.....................   $   .13        $    --           (1.47)(b)   $  (1.33)(b)

---------------
(a) Assumes conversion of the preferred stock and elimination of any dividends in relation to such preferred stock.

(b) No incremental shares related to conversion of the preferred stock and options are included due to the loss in the fourth quarter.

(c) The March 31 and June 30 quarters have been restated to reflect the Medapex transaction recorded as a pooling of interests.

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

(d) The third quarter 1997 selling, general and administrative expenses includes stock compensation charges of $838.

(e) The fourth quarter 1997 loss before income taxes includes certain charges described below:

Merger and restructuring related charges.................    $      22,544
Provision for inventory obsolescence.....................            7,732
Provision for uncollectible accounts and notes
  receivable.............................................            5,000
Write-off of purchased in-process research and
  development............................................            3,300
                                                             -------------
                                                             $      38,576
                                                             =============

18.  SUBSEQUENT EVENTS

     On March 24, 1999, the Board of Directors appointed a new President and Chief Executive Officer and a new Chief Financial Officer who are employed with Jay Alix & Associates ("JA&A"), a corporate turnaround and financial restructuring consulting firm. In connection with such appointments, the Company entered into an agreement with JA&A (the "Consulting Agreement") which provides for billings on an hourly basis for services rendered. In addition, JA&A was granted a stock option with a four year term to purchase 200,000 shares of the Company Common Stock which vests and becomes exercisable seven months following the termination of the consulting engagement (or upon the consummation of a sale of the business, if earlier). The stock option contains an exercise price equal to the lowest five day average closing price of the Company Common Stock for the period beginning on March 24, 1999 and ending on the earlier to occur of (i) consummation of a sale of the business, or (ii) June 22, 1999. The Consulting Agreement also provides for a contingent success fee in the event of a sale of all or a portion of the Company's business. The minimum amount payable to JA&A under the Consulting Agreement, inclusive of any contingent success fee, is $1,000,000.

     Effective as of May 12, 1999, BIL waived certain events of default under the BIL Note and exchanged all of its right, title and interest under the BIL Note, in consideration of the issuance of 2,036 fully-paid, validly issued, non-assessable shares of the Series D Preferred Stock. The shares of Series D Preferred Stock are non-voting, but have substantially the same economic rights as 2,036,000 shares of Common Stock. Based on the closing price of the Common Stock on May 12, 1999, that number of shares would have a market value of $4,072,000, which equals the aggregate of the unpaid principal amount and accrued interest on the BIL Note. Simultaneously with the closing of such transaction, Graham-Field and BIL entered into an agreement dated as of May 12, 1999, which provided Graham-Field with the sole and exclusive option for a period of one year following May 12, 1999, to convene a meeting of its stockholders or take such other corporate action, in accordance with applicable laws and regulatory requirements, as may be required to obtain applicable corporate approval to exchange each share of Series D Preferred Stock for 1,000 shares of Common Stock.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                                     COL C
COL A                                    COL B                     ADDITIONS                       COL D                 COL E
-----                                 -----------   ---------------------------------------   ----------------        -----------
                                                           1
                                      BALANCE AT       ADDITIONS                2             OTHER CHANGES --        BALANCE AT
                                       BEGINNING    CHARGED TO COSTS     CHARGED TO OTHER     ADD (DEDUCT) --           END OF
            DESCRIPTION                OF PERIOD      AND EXPENSES     ACCOUNTS -- DESCRIBE       DESCRIBE              PERIOD
            -----------               ----------    ----------------   --------------------   ----------------        ----------
Allowance for doubtful accounts:
Year ended December 31, 1998........  $14,368,000     $11,904,000          $        --          $(6,165,000)(1)(5)    $20,107,000
Year ended December 31, 1997........    8,363,000       6,542,000            1,253,000(3)        (1,790,000)(1)        14,368,000
Year ended December 31, 1996........    1,811,000       1,176,000            5,627,000(2)          (251,000)(1)         8,363,000
Allowance for doubtful notes:
Year ended December 31, 1998........  $        --       4,500,000(4)                --              873,000(5)        $ 5,373,000
Valuation allowance for net deferred
  tax assets:
Year ended December 31, 1998........  $12,118,000     $22,996,000          $        --          $        --           $35,114,000
Year ended December 31, 1997........   12,118,000              --                   --                                 12,118,000
Year ended December 31, 1996........       55,000                           12,063,000(2)                --            12,118,000

---------------
(1) Net write-offs of accounts receivable.

(2) Represents an allocation of the purchase price of the Everest & Jennings and V.C. Medical acquisitions.

(3) Represents accounts receivable allowances of Kuschall and Fuqua acquired during 1997.

(4) Reserve set up for advance to PT Dharma and for trade notes receivable.

(5) Transfer of $873,000 reserve amount applicable to notes receivable from allowance for doubtful accounts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The response to this Item is submitted as a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors of the Company:

NAME                                           AGE      POSITION WITH COMPANY         DIRECTOR SINCE
----                                           ---      ---------------------         --------------
Rupert O.H. Morley...........................  33     Chairman of the Board and            1999
                                                      Member of the Executive
                                                      Committee
Louis A. Lubrano.............................  65     Director and Member of the           1984
                                                      Audit and Compensation
                                                      Committees
J. Rex Fuqua.................................  49     Director and Member of the    January 16, 1998 to
                                                      Executive, Audit and            April 17, 1998;
                                                      Compensation Committees        July 29, 1998 to
                                                                                          present
David P. Delaney, Jr.........................  46     Director and Member of the           1995
                                                      Executive Committee
Michael Dreyer...............................  47     Director and Member of the           1998
                                                      Audit and Compensation
                                                      Committees

---------------
     Mr. Morley has been a director of the Company since February 5, 1999, and was appointed Chairman of the Board of the Company on March 24, 1999. Mr. Morley is an Operations Director of Brierley Investments Limited, a New Zealand investment holding company, an affiliate of BIL. Mr. Morley is also a director of English, Welsh & Scottish Railways, a UK freight railway company, and a director of Thistle Hotels plc, a listed UK hotel company. From September 1992 to July 1997, Mr. Morley held various executive positions at The Peninsular & Oriental Steam Navigation Company, including serving as Managing Director of Swan Hellenic, a UK cruise line subsidiary, from April 1995 to July 1997. Pursuant to the Amended and Restated Stockholder Agreement dated as of September 3, 1996, as amended (the "BIL Stockholder Agreement"), by and between the Company and BIL, Mr. Morley serves as one of BIL's designees to the Company's Board of Directors.

     Mr. Lubrano has been an investment banker with Herzog, Heine, Geduld, Inc., a member New York Stock Exchange firm, since December 1996. From March 1, 1991 to December 1996, Mr. Lubrano was a managing director of Stires & Company, Inc., an investment banking firm. From March 1990 to February 1991, Mr. Lubrano was a director of the Nasdaq Forum. Prior to such time, Mr. Lubrano was a managing director of Home Group Capital Markets, Inc., an investment banking firm. From April 1986 to March 1989, he was President of Gabelli & Company, Inc., an investment banking firm. He is also a director of Andersen Group, Inc., a diversified manufacturing company.

     Mr. Fuqua has been President and Chief Executive Officer of Realan Capital Corporation, a privately-held investment corporation since 1985, and the President and Chief Executive Officer of Fuqua Capital Corporation, a privately-held investment management corporation, since 1987. Previously, he was the Chairman of the Board of Directors of Fuqua Enterprises, Inc., a company engaged in the manufacture and sale of medical products, which was acquired by the Company on December 30, 1997. Mr. Fuqua also serves as a director of WebMD, 7 Aaron Rents, Inc., and FMB Bankshares, Inc.

     Mr. Delaney has been the President and Chief Executive Officer of Lancer Financial Group and its principal operating subsidiary, Lancer Insurance Company, since 1985. Mr. Delaney founded the Lancer Financial Group, which currently provides insurance coverage and specialized services to the United States passenger transportation industry. In addition, Mr. Delaney has served as the Chairman of the Long Island Chapter of the Young President's Organization, and serves as the Chairperson of the Community Campaign at Mercy Medical Center and is a member of the Advisory Board of the Alliance of American Insurers. From February 4, 1999 to March 24, 1999, Mr. Delaney served as the Chairman of the Board of the Company.

     Mr. Dreyer is a certified public accountant and has been the managing partner of Dreyer, Edmonds & Associates, a regional accounting firm located in Los Angeles, California since 1982. Prior to that time, Mr. Dreyer was an employee of Price Waterhouse. Pursuant to the BIL Stockholder Agreement, Mr. Dreyer serves as one of BIL's designees to the Company's Board of Directors. Mr. Dreyer also serves as a director of American Shower Door Corporation.

     Each of the persons listed is now serving as a director and was previously elected by the Company's stockholders, except J. Rex Fuqua, Rupert Morley and Michael Dreyer who were elected at meetings of the Board of Directors held on July 29, 1998, February 5, 1999, and December 14, 1998, respectively. No director is related to any other director or executive officer.

     Each member of the Company's Board of Directors holds office for the term for which he was elected and until his successor shall have been elected and qualified, or until the earlier of his resignation, removal from office or death. The Company's Board of Directors is composed of three classes consisting of the following members: Class I Director with a term expiring in 2000 -- J. Rex Fuqua; Class II Directors with a term expiring in 2001 -- David P. Delaney, Jr. and Michael Dreyer; Class III Directors with a term expiring in 2002 -- Rupert O.H. Morley and Louis A. Lubrano.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of May 3, 1999 with respect to the executive officers of the Company:

                                                              POSITION(S) WITH               YEAR BECAME
NAME                                           AGE                COMPANY                 EXECUTIVE OFFICER
----                                           ---            ----------------            -----------------
Donald D. Cantwell...........................  47     Vice President of Information          1997
                                                      Systems
Harvey P. Diamond............................  45     Senior Vice President of               1998
                                                      Corporate
                                                      Sales
Richard S. Kolodny...........................  40     Senior Vice President, General         1993
                                                      Counsel, and Secretary
John G. McGregor.............................  53     Chief Executive Officer and            1999
                                                      President
J. Soren Reynertson..........................  32     Senior Vice President and              1999
                                                      Chief Financial Officer

     Mr. Cantwell has been the Vice President of Information Systems of the Company since May 1996, and became an executive officer of the Company on January 1, 1997. From 1995 to 1996, Mr. Cantwell was the Chief Information Officer of Dial-A-Mattress, Inc. Prior to such time, Mr. Cantwell held various management positions with Grumman Corporation for over ten years.

     Mr. Diamond is currently the Senior Vice President of Corporate Sales, and has held various executive sales and marketing positions with the Company since November 1998. From April 1995 to November 1998, Mr. Diamond was involved in various business ventures unrelated to the Company. During the period January 1995 through April 1995, Mr. Diamond was the President, Chief Operating Officer, and member of the Board of Directors of the Company. Mr. Diamond was the founder and President of Diamond Medical Equipment Corp., a manufacturer of patient aids, importer of blood pressure equipment and distributor of a broad line of home healthcare products including adult incontinence and nutritional support products, which was acquired by the Company in May 1992.

     Mr. Kolodny is currently the Senior Vice President, General Counsel and Secretary of the Company, and has been the Vice President, General Counsel and Secretary since August 1993. From 1990 to 1993, Mr. Kolodny was associated with the New York law firm of Carro, Spanbock, Kaster & Cuiffo. Prior to such time, Mr. Kolodny was associated with the New York law firm of Shea & Gould.

     Mr. McGregor was appointed President and Chief Executive Officer of the Company on March 24, 1999. Mr. McGregor is, and has been since 1991, a principal of Jay Alix & Associates ("JA&A"), a firm specializing in financial reorganizations, cash management, operational consolidations and other strategies for underperforming companies. From January 1997 to March 1999, Mr. McGregor served as President and Chief Executive Officer of Cotton Ginny Limited, a Canadian retailer of casual wear, and prior to such time, Mr. McGregor served for a period of three months as the interim Chief Executive of Philip Services Corporation, a North American integrated provider of industrials and metals services.

     Mr. Reynertson was appointed Senior Vice President and Chief Financial Officer of the Company on March 24, 1999. Mr. Reynertson is, and has been since January 1996, a senior associate of JA&A. From October 1998 to February 1999, Mr. Reynertson served as interim Chief Financial Officer of Cotton Ginny Limited, a Canadian retailer of casual wear. From August 1994 to December 1995, Mr. Reynertson was associated with Price Waterhouse's Dispute Analysis and Corporate Recovery Group.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the exchange on which the Common Stock is listed for trading. Officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed.

     Based solely on the Company's review of copies of the Section 16(a) reports filed for the year ended December 31, 1998, and written representations from certain reporting persons that no Forms 5 were required for such persons for the year ended December 31, 1998, the Company believes that all reporting requirements applicable to its officers, directors, and more than ten percent stockholders were complied with for the year ended December 31, 1998, except for
(i) a Form 4 filing on behalf of BIL dated as of June 2, 1998, which reported open market purchases of 11,800 shares and 5,000 shares of Common Stock on June 2, 1997 and June 3, 1997, respectively, and (ii) a Form 4 filing on behalf of Rodney F. Price, a former BIL designee to the Company's Board of Directors and former Chief Executive Officer of the Company, to reflect Mr. Price's indirect ownership of the shares of Common Stock purchased in the open market by BIL on June 2, 1997 and June 3, 1997.

ITEM 11.  EXECUTIVE COMPENSATION:

     The following summary compensation table sets forth certain information concerning the compensation of the Company's named executive officers (the "Named Executive Officers") within the meaning of Item 402(a)(3) of Regulation S-K for each of the three years during the period ended December 31, 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                                                                                COMPENSATION
                                                                                                   AWARDS
                                                                                                ------------
                                                                                                 SECURITIES
                                                   ANNUAL COMPENSATION                           UNDERLYING
                                          --------------------------------------   RESTRICTED    OPTIONS TO
                                                                  OTHER ANNUAL       STOCK        PURCHASE      ALL OTHER
                                           SALARY      BONUS     COMPENSATION(1)     AWARDS      SHARES(2)     COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR     ($)         ($)            ($)            ($)           (#)            ($)
---------------------------        ----   --------   ---------   ---------------   ----------   ------------   ------------
Rodney F. Price(3)...............  1998         --          --            --          --           10,000(4)           --
  Chairman of the Board and Chief  1997         --          --            --          --           10,000(4)           --
  Executive Officer                1996         --          --            --          --               --              --
Paul Bellamy(5)..................  1998    206,731          --            --          --          475,000(6)           --
  President and Chief Financial    1997         --          --            --          --               --              --
  Officer                          1996         --          --            --          --               --              --
Irwin Selinger(7)................  1998    550,000          --            --          --          250,000(9)    1,879,252(10)
  Former Chairman of the Board,    1997    446,156   1,000,000            --          --          139,944(9)       33,790(11)
  President and Chief Executive    1996    250,000     100,000       180,000(8)       --          245,517(9)       31,098(11)
  Officer
Peter Winocur....................  1998    233,846          --            --          --          210,000              --
  Executive Vice President of
    Sales                          1997    200,000     177,089(12)      27,089(13)    --           18,500              --
  and Marketing                    1996    150,000      75,000            --          --          110,000              --
Ralph Liguori(14)................  1998    223,846          --            --          --          203,797              --
  Executive Vice President of      1997    200,000     107,089(12)      27,089(13)    --           16,000              --
  Operations                       1996    175,000      50,000            --          --           35,000              --
Jeffrey Schwartz(15).............  1998    203,846      15,000            --          --           10,000              --
  President of GF Express          1997    177,885     100,000            --          --           10,000              --
                                   1996     91,731      75,000            --          --           35,000              --
Richard S. Kolodny...............  1998    203,365          --            --          --          213,750              --
  Vice President, General Counsel  1997    175,000     152,089(12)      27,089(13)    --           17,767              --
  and Secretary                    1996    150,000      75,000            --          --           35,000              --

---------------
 (1) Except as set forth in notes (8) and (13) below, the aggregate amount of Other Annual Compensation for each of the Named Executive Officers did not equal or exceed the lesser of either $50,000 or 10% of the total of such individual's base salary and bonus, as reported herein and is not reflected in the table.

 (2) Stock options are granted under the terms and provisions of the Company's Incentive Program. For a description of the stock options, see "Executive Compensation -- Option Grants in Last Fiscal Year."

 (3) Mr. Price served as Chairman of the Board from July 25, 1998 to February 4, 1999, and as Chief Executive Officer of the Company from July 29, 1998 to February 4, 1999. As Chairman of the Board and Chief Executive Officer, Mr. Price did not receive any cash compensation. During his tenure as Chairman of the Board and Chief Executive Officer, Mr. Price was reimbursed for travel, lodging and meal expenses.

 (4) Under the terms of the Company's Incentive Program, Mr. Price's directors' options expire on February 4, 2001.

 (5) Mr. Bellamy served in various executive officer capacities with the Company from March 2, 1998 through December 31, 1998, including Vice President, Chief Financial Officer, President, and a director of the Company. From February 5, 1999 through March 24, 1999, Mr. Bellamy served as President, Chief Executive Officer and a director of the Company.

 (6) Under the terms of Mr. Bellamy's stock option agreements, Mr. Bellamy's stock options expire ninety (90) days following his resignation on March 24, 1999.

 (7) Mr. Selinger resigned as Chief Executive Officer, President and a director of the Company on July 29, 1998, and entered into a Separation Agreement (the "Separation Agreement") with the Company. The terms of the Separation Agreement provide that Mr. Selinger will continue to receive his base salary of $550,000 per year through July 31, 1999. For a description of the terms and provisions of the Separation Agreement, see "Employment, Termination and Change in Control Arrangements and Other Arrangements."

 (8) On November 27, 1996, the Company forgave indebtedness in the amount of $180,000 (inclusive of accrued interest), under a secured loan provided to Mr. Selinger on April 1, 1996. The loan was used by Mr. Selinger to purchase 50,000 shares of Common Stock in the open market.

 (9) Under the terms of Mr. Selinger's stock option agreements, Mr. Selinger's stock options expired ninety (90) days following his resignation on July 29, 1998.

(10) The amount includes the forgiveness on July 29, 1998 of net indebtedness in the amount of $1,841,098 (inclusive of accrued interest and certain other expenses) under a loan (the "Selinger Loan") made by the Company to Mr. Selinger on December 3, 1997 in the original principal amount of $2,500,000. The outstanding principal amount of $2,200,000 and accrued interest under the Selinger Loan was forgiven under the terms and provisions of the Separation Agreement, in partial consideration of Mr. Selinger's agreement to repay $500,000 to the Company on June 30, 1999, and a three (3) year non-competition covenant. For a description of the terms and provisions of the Separation Agreement, see "Employment, Termination and Change in Control Arrangements and Other Arrangements." In addition, such amount includes $38,154 relating to the projected actuarial benefit to Mr. Selinger for the year ended December 31, 1998 with respect to the Company's payment of certain premiums on a life insurance policy owned by a trust for the benefit of Mr. Selinger's children on a split-dollar basis.

(11) In June 1992, the Company entered into a split-dollar life insurance arrangement for the benefit of Mr. Selinger. During the fiscal years ended December 31, 1998, 1997 and 1996, the Company paid the premiums on the life insurance policy owned by a trust for the benefit of Mr. Selinger's children on a split-dollar basis. With respect to the payment of such premiums by the Company, the benefit to Mr. Selinger for the years ended December 31, 1998, 1997 and 1996, projected on an actuarial basis was $38,154, $33,790 and $31,098, respectively, which is included in the table above. Under the terms of the Separation Agreement, the Company is required to continue to make such premium payments in accordance with the terms of Mr. Selinger's divorce judgment.

(12) Includes the forgiveness of indebtedness in the amount of $27,089 (inclusive of accrued interest) under secured loans (the "Secured Loans") provided to Mr. Winocur, Mr. Kolodny and Mr. Liguori on February 26, 1996. The Secured Loans were used by each of Mr. Winocur, Mr. Kolodny and Mr. Liguori to purchase 6,000 shares of Common Stock on the open market in 1996.

(13) Each of Mr. Winocur, Mr. Kolodny and Mr. Liguori were reimbursed for all applicable Federal, state and local income taxes relating to the forgiveness of indebtedness under the Secured Loans.

(14) On April 29, 1999, the Company provided Mr. Liguori with three (3) months prior written notice of termination of employment in accordance with the terms of his employment agreement.

(15) On May 14, 1996, Mr. Schwartz joined the Company as the Vice President of GF Express. Mr. Schwartz became an executive officer of the Company in June 1997.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain summary information concerning the number of stock options granted and the potential realizable value of the stock options granted to the Company's Named Executive Officers during the fiscal year ended December 31, 1998:

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                     NUMBER OF                                                      ANNUAL RATES OF
                                     SECURITIES     % OF TOTAL                                        STOCK PRICE
                                     UNDERLYING      OPTIONS                                          APPRECIATION
                                      OPTIONS       GRANTED TO     EXERCISE OR                     FOR OPTION TERM(2)
                                     GRANTED IN    EMPLOYEES IN    BASE PRICE     EXPIRATION    ------------------------
NAME                                  1998(1)      FISCAL YEAR       ($/SH)          DATE           5%           10%
----                                 ----------    ------------    -----------    ----------    ----------    ----------
Rodney F. Price....................    10,000            .7%         16.3125               (3)  $   45,068    $   99,589
  Chairman of the Board and Chief
  Executive Officer
Paul Bellamy.......................   200,000          13.4%          7.6875(4)                 $  424,783    $  938,659
  President and Chief Financial       275,000          18.4%           2.875               (5)     218,435       482,684
  Officer
Irwin Selinger.....................   250,000          16.8%           17.00               (6)  $1,174,197    $2,594,668
  Former Chairman of the Board and
  Chief Executive Officer
Peter Winocur......................    10,000(7)         .7%           15.50       01/28/03     $   42,824    $   94,629
  Executive Vice President of         100,000           6.7%          7.6875(4)    02/02/03        212,391       469,330
  Sales & Marketing                   100,000           6.7%           2.875       09/15/03         79,431       175,522
Ralph Liguori......................     3,797(7)         .3%           15.50               (8)  $   16,260    $   35,931
  Executive Vice President of         100,000           6.7%          7.6875(4)    02/02/03        212,391       469,330
  Operations                          100,000           6.7%           2.875       09/15/03         79,431       175,522
Jeffrey Schwartz...................    10,000            .7%          7.6875       04/17/03     $   21,239    $   46,933
  President of GF Express
Richard S. Kolodny.................    13,750(7)         .9%           15.50       01/28/03     $   58,883    $  130,115
  Vice President, General Counsel     100,000           6.7%          7.6875(4)    02/02/03        212,391       469,330
  and Secretary                       100,000           6.7%           2.875       09/15/03         79,431       175,522

---------------
(1) During the fiscal year ended December 31, 1998, stock options were granted under the Company's Incentive Program at an exercise price equal to the fair market value of the Common Stock on the date of grant. The stock options, other than directors' options, have a term of five years, subject to earlier termination in the event of termination of employment for cause. The stock options are non-transferable, other than by will or the laws of descent and distribution, and vest and are exercisable at the rate of 50% per year (other than directors' options, which are exercisable at the rate of 1/3 per year), subject to certain exceptions including a change of control of the Company and the death of an optionee. The stock options may be exercised by payment of cash, shares of Common Stock or other consideration. The Company's Incentive Program is administered by the Compensation Committee of the Board of Directors.

(2) Represents gain that would be realized assuming the stock options were held for the entire five-year period and the stock price increased at compounded rates of 5% and 10%, respectively, from the exercise prices set forth in the table. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises will be dependent on overall market conditions and on the future performance of the Company. There can be no assurance that the amounts reflected in the table will be achieved.

(3) This amount represents the grant of directors' options to purchase 10,000 shares of Common Stock issued pursuant to the Company's Incentive Program. Under the terms of the Company's Incentive Program, Mr. Price's directors' options expire on February 4, 2001. For a description of the terms and provisions of directors' options, see "Compensation of Directors."

(4) Such stock options were repriced in 1998. For a description of the repricing of the stock options, see "Stock Option Repricing Table."

(5) Under the terms of Mr. Bellamy's stock options agreements, Mr. Bellamy's stock options expire ninety (90) days following his resignation on March 24, 1999.

(6) Under the terms of Mr. Selinger's stock option agreements, Mr. Selinger's stock options expired ninety (90) days following his resignation on July 29, 1998.

(7) Represents restored stock options granted at the time of an exercise of a stock option through a stock swap (payment of the exercise price by surrender of previously owned shares of Common Stock). The restored stock option was granted for the number of shares tendered to pay the exercise price of the related option.

(8) Under the terms of Mr. Liguori's restored stock option agreement, Mr. Liguori's restored stock option expires ninety (90) days following his effective date of termination of employment of July 29, 1999.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table provides certain summary information concerning stock option exercises during the fiscal year ended December 31, 1998 by the Company's Named Executive Officers and the value of unexercised stock options held by the Company's Named Executive Officers as of December 31, 1998:

                                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED            "IN THE MONEY"
                                                                    OPTIONS AT FISCAL             OPTIONS AT FISCAL
                                    NUMBER OF        VALUE             YEAR END(3)                   YEAR END(4)
                                 SHARES ACQUIRED   REALIZED    ---------------------------   ---------------------------
NAME                              UPON EXERCISE    ($)(1)(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                             ---------------   ---------   -----------   -------------   -----------   -------------
Rodney F. Price................         -0-             -0-       10,000            -0-          -0-              -0-
  Former Chairman of the Board
  and Chief Executive Officer
Paul Bellamy...................         -0-             -0-          -0-        475,000          -0-         $137,500
  Former President and Chief
  Executive Officer
Irwin Selinger.................         -0-             -0-          -0-            -0-          -0-              -0-
  Former Chairman of the Board
  and Chief Executive Officer
Peter Winocur..................      30,406        $316,291      121,844        206,250          -0-         $ 50,000
  Executive Vice President of
  Sales and Marketing
Ralph Liguori..................       8,881        $ 78,800       43,131        205,000          -0-         $ 50,000
  Executive Vice President of
  Operations
Jeffrey Schwartz...............         -0-             -0-       32,000         15,000          -0-              -0-
  President of GF Express
Richard S. Kolodny.............      44,000        $468,875       51,267        206,250          -0-         $ 50,000
  Vice President, General
  Counsel and Secretary

---------------
(1) Values were calculated by multiplying the closing market price of the Common Stock as reported on the New York Stock Exchange, Inc. on the date of exercise, by the respective number of shares and subtracting the exercise price per share.

(2) The shares of Common Stock received upon exercise of the stock options were not disposed of by the Named Executive Officers.

(3) Represents the aggregate number of stock options held as of December 31, 1998.

(4) Values were calculated by multiplying the closing market price of the Common Stock as reported on the New York Stock Exchange, Inc. on December 31, 1998 by the respective number of shares and subtracting the exercise price per share, without any adjustment for any termination or vesting contingencies.

STOCK OPTION REPRICING TABLE

     The following table sets forth certain summary information concerning the repricing of stock options held by any of the Company's Named Officers during the past ten (10) years. See "Report of Compensation Committee -- Stock Option Repricing."

                                                              MARKET      EXERCISE PRICE
                                          NUMBER OF           PRICE          AT TIME                  LENGTH OF ORIGINAL
                                         SECURITIES          OF STOCK      OF REPRICING      NEW         OPTION TERM
                                     UNDERLYING OPTIONS/    AT TIME OF          OR         EXERCISE   REMAINING AT DATE
                                      SARS REPRICED OR     REPRICING OR     AMENDMENT       PRICE      OF REPRICING OR
NAME                        DATE         AMENDED (#)        AMENDMENT          ($)           ($)          AMENDMENT
----                       -------   -------------------   ------------   --------------   --------   ------------------
Paul Bellamy(1)..........  4/01/98         200,000           $  7.50          $17.93       $  7.50    4 years, 11 months
  Former President         4/17/98         200,000           $7.6875          $ 7.50       $7.6875    4 years, 11 months
  and Chief Executive
  Officer
Peter Winocur............  4/17/98         100,000           $7.6875          $17.00       $7.6875    4 years, 10 months
  Executive Vice
  President of Sales and
  Marketing
Ralph Liguori............  4/17/98         100,000           $7.6875          $17.00       $7.6875    4 years, 10 months
  Executive Vice
  President of Operations
Richard S. Kolodny.......  4/17/98         100,000           $7.6875          $17.00       $7.6875    4 years, 10 months
  Vice President, General
  Counsel

---------------
(1) On March 2, 1998, Mr. Bellamy was granted a stock option to purchase 200,000 shares of common stock, which was repriced on April 1, 1998 and on April 17, 1998. Mr. Bellamy resigned as President, Chief Executive Officer and a director of the Company on March 24, 1999. Under the terms of Mr. Bellamy's stock options agreements, Mr. Bellamy's stock options expire ninety (90) days following his resignation on March 24, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no compensation committee interlocks between the Company and other entities involving any of the executive officers of the Company who serve as executive officers of such other entities.

COMPENSATION OF DIRECTORS

     The directors' cash compensation program provides for the payment of directors' fees to outside directors of $1,000 for the attendance at each Board meeting and $500 for each Committee meeting, provided each Committee meeting is held on a date other than a Board meeting. In addition, no directors' fees are provided for telephonic Board or Committee meetings which are less than two (2) hours in duration.

     Under the Company's Incentive Program, directors' options are granted automatically as of January 2nd of each year that the Incentive Program is in effect to each director who was neither an employee nor officer of the Company or any of its subsidiaries (a "Qualifying Director"). Each director's option entitles the Qualifying Director to whom it is granted to purchase 10,000 shares of the Common Stock at an option price equal to the fair market value of the Common Stock on the date of grant. Directors' options vest and are exercisable at the rate of one-third (1/3) of each grant annually. Directors' options terminate ten years from the date of grant or two years after a director's termination, if other than for cause, in which latter case, the directors' options terminate immediately. Effective as of February 1998, the Company's Incentive Program was amended to eliminate the automatic grant feature for directors' options. As currently in effect, the Company's Incentive Program provides that directors' options may be granted upon terms and conditions approved by the Compensation Committee. On January 2, 1999, the Compensation Committee granted to each of the Qualifying Directors a directors' option to purchase 25,000 shares of the Common Stock at an option price equal to the fair market value of the Common Stock on the date of grant.

     From February 4, 1999 to March 24, 1999, Mr. Delaney served as Chairman of the Board of the Company and was paid $12,500 for such services.

EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS AND OTHER
ARRANGEMENTS

     On July 29, 1998, Irwin Selinger resigned as Chief Executive Officer, President and a director of the Company, and entered into the Separation Agreement, which terminated Mr. Selinger's existing employment agreement and "change in control" agreement. The Separation Agreement provides for, among other things, (i) the continuation of Mr. Selinger's (a) base salary of $550,000 through July 31, 1999, (b) health care and insurance benefits through July 8, 2001, and (c) automobile lease payments and associated automobile expenses through July 8, 2001, (ii) the forgiveness of the outstanding principal amount of $2.2 million and accrued interest under the Selinger Loan in partial consideration of Mr. Selinger's repayment of $500,000 on June 30, 1999, (iii) a three (3) year non-competition covenant, (iv) the continuation of Mr. Selinger's split dollar life insurance policy in accordance with the terms of Mr. Selinger's divorce judgment, (v) a non-disparagement agreement, (vi) mutual releases, and (vii) the continuation of the Company's indemnification provisions for Mr. Selinger.

     On March 24, 1999, Paul Bellamy resigned as President, Chief Executive Officer and a director of the Company. On March 2, 1998, Mr. Bellamy entered into a three-year employment agreement with the Company providing for, among other things, an initial base salary of $250,000 per year. Under the terms and provisions of Mr. Bellamy's employment agreement, Mr. Bellamy is not entitled to receive any severance benefits or other payments upon a voluntary termination of employment. On September 15, 1998, Mr. Bellamy entered into an agreement with the Company providing for the payment of certain benefits following the occurrence of a "change in control" (as defined in such agreement), which agreement is no longer in effect as a result of Mr. Bellamy's voluntary termination of employment.

     On June 12, 1998, Andrew A. Giordano resigned as President, Chief Operating Officer and a director of the Company. On April 17, 1998, Mr. Giordano entered into a three (3) year employment agreement with the Company providing for an initial base salary of $350,000 per year, and an agreement with the Company providing for the payment of certain benefits following the occurrence of a "change in control" (as defined in such agreement). On April 23, 1998, the Company loaned $400,000 to Mr. Giordano, which was subsequently repaid in full with interest on July 31, 1998. In connection with Mr. Giordano's resignation, Mr. Giordano entered into a four (4) year Consulting Agreement with the Company on September 17, 1998 (the "Consulting Agreement") to consult with the Company for no more than ten (10) calendar days per month. As part of the Consulting Agreement, Mr. Giordano's existing employment agreement and "change in control" agreement were terminated. The Consulting Agreement provides for, among other things, (i) four (4) payments of $75,000 per year on each September 17, with the final payment to be made on September 17, 2001, and (ii) the reimbursement of reasonable business expenses relating to Mr. Giordano's consultancy with the Company.

     Effective as of March 15, 1996, Mr. Schwartz entered into a five (5) year employment agreement with the Company. Under the terms of Mr. Schwartz's employment agreement, Mr. Schwartz receives an annual base salary of $200,000 and participates in the Company's bonus program. The employment agreement contains certain non-competition provisions, which are effective until the later to occur of March 14, 2001 or the date of termination of employment, subject to certain extension terms. Mr. Schwartz's employment agreement provides that the Company may terminate the employment of Mr. Schwartz only for cause (as defined in the employment agreement), death or extended illness or disability. On May 14, 1996, Mr. Schwartz entered into an agreement with the Company providing for the payment of certain benefits if within two years following the occurrence of a "change in control"(as defined in each such agreement), Mr. Schwartz is terminated other than by reason of death, disability, retirement, or for cause, or if Mr. Schwartz terminates his employment for good reason. Under the terms of such agreement, Mr. Schwartz is entitled upon the occurrence of a triggering event to receive his base salary and incentive compensation, if any, through the date of termination, plus a lump sum severance payment equal to one times Mr. Schwartz' base salary.

     On April 17, 1998, Mr. Winocur, Mr. Kolodny, and Mr. Liguori entered into three (3) year employment agreements with the Company. The employment agreements provide for initial annual base salaries of $230,000, $200,000 and $220,000, respectively. Under the terms of the employment agreements, each of the executives participates in the Company's bonus program. The terms of the employment agreements provide that the Company may terminate the executive's employment for "cause" (as defined in the employment agreements), death or extended illness or disability without any severance obligation. The Company may terminate an executive's employment without "cause" under the employment agreements by providing not less than three (3) months prior written notice to the executive, in which case the executive shall be entitled to receive (i) his base salary and benefits through the effective date of termination, (ii) a lump sum payment equal to the sum of the aggregate base salary that would have been payable to the executive from the date of termination through the end of the initial term of the employment agreement, and (iii) all benefits through the end of the initial term of the employment agreement. On April 29, 1999, the Company provided Mr. Liguori with three (3) months prior written notice of termination of employment in accordance with the terms of his employment agreement. In addition, Mr. Winocur is subject to a non-competition agreement with the Company, which provides that Mr. Winocur may not compete with the Company for a period of five (5) years following his termination of employment.

     On September 15, 1998, the Company entered into agreements with Mr. Winocur, Mr. Liguori and Mr. Kolodny providing for the payment of certain benefits following the occurrence of a "change in control" (as defined in such agreements). The terms of such agreements generally provide that if the (i) executive's employment is terminated, other than for "cause" within thirteen
(13) months following the occurrence of a "change in control", or (ii) executive terminates his employment for any reason during the thirty (30) day period immediately following the first anniversary of a "change in control", the executive shall be entitled to receive upon the date of termination of employment a lump sum severance payment in cash (or at the executive's sole exclusive option receive such amounts as salary continuation during the applicable period), equal to (x) three (3) times the highest annual base salary paid or payable to the executive during the thirty-six (36) month period immediately preceding the month in which the "change in control" occurs, and (y) the aggregate of the maximum bonuses, which could have been earned, vested or otherwise paid under the Company's bonus program during the term of such bonus program. The agreements provide that the Company shall continue to provide the executive and/or his dependents with life, disability, accident and health insurance benefits, and certain other benefits following the occurrence of a "change in control". In addition, in the event the executive receives any payments under such agreements or pursuant to any other plan which become subject to excise taxes under the Internal Revenue Code of 1986, as amended (the "Code"), the agreements provide that the Company is required to pay to the executive a gross-up payment such that after the payment by the executive of all taxes and any excise taxes imposed upon or attributable to the gross-up payment, the executive retains an amount of the gross-up payment equal to the excise tax imposed upon the payments received by the executive.

     On May 17, 1999, the Company hired Robert Mealey as its Senior Vice President of Operations. In connection with Mr. Mealey's employment with the Company, the Company entered into an arrangement with Mr. Mealey, which provides for an eighteen (18) month severance arrangement in the event Mr. Mealey's employment is terminated following a sale of the Company and Mr. Mealey is not offered employment with an acquiror upon substantially the same employment terms as in effect immediately prior to the sale of the Company.

STOCK PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative total stockholder return of the Common Stock of the Company for the last five years with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the Standard & Poor's Medical Products and Supplies Index over the same period assuming the investment of $100 on December 31, 1993 in the Common Stock of the Company, the Standard & Poor's 500 Stock Index and the Standard & Poor's Medical Products and Supplies Index ("S&P Health Care Index") (assuming the reinvestment of all dividends).

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                   AMONG GRAHAM-FIELD HEALTH PRODUCTS, INC.,
                     THE STANDARD & POOR'S 500 STOCK INDEX
         AND THE STANDARD & POOR'S MEDICAL PRODUCTS AND SUPPLIES INDEX
[PERFORMANCE GRAPH]

                                                      GRAHAM-FIELD                  S & P 500               S & P HEALTH CARE
                                                    HEALTH PRODUCTS,                ---------               (MEDICAL PRODUCTS
                                                          INC.                                                 & SUPPLIES)
                                                    ----------------                                        -----------------
Dec 93                                                   100.00                      100.00                      100.00
Dec 94                                                    79.00                      101.00                      119.00
Dec 95                                                    71.00                      139.00                      200.00
Dec 96                                                   182.00                      171.00                      230.00
Dec 97                                                   351.00                      229.00                      287.00
Dec 98                                                    71.00                      294.00                      413.00

* ASSUMES $100 INVESTED ON DECEMBER 31, 1993 IN STOCK OR INDEX, INCLUDING REINVESTMENT OF DIVIDENDS.

                        REPORT OF COMPENSATION COMMITTEE

OVERALL POLICY

     The Company's executive officer compensation program is administered to be closely linked to corporate performance and the total return to stockholders over the long-term. The overall objectives of the executive officer compensation program are to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Company's business strategy, to link executive and stockholder interests through participation in the Company's Incentive Program and finally to provide a compensation package that recognizes individual contributions as well as overall business results.

     The key elements of the Company's executive officer compensation consist of base salary, an annual bonus pursuant to the Company's bonus program, and the grant of stock options under the Company's Incentive Program. The Compensation Committee reviews and approves the compensation package for the executive officers of the Company. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the Company to the individual.

BASE SALARIES

     Base salaries for executive officers (officers with principal decision-making authority) are initially determined by the Compensation Committee through a subjective evaluation of the responsibilities of the position held and the experience of the individual. Annual salary adjustments and increases are determined by evaluating the performance of the Company and of each executive officer, and also take into account new responsibilities.

ANNUAL BONUS

     Cash bonuses are granted on a discretionary basis primarily to reward individual contribution, following years in which the Company achieved projected earnings and revenue growth. Due to the performance of the Company in 1998, no cash bonuses were awarded to the executive officers, other than a $15,000 bonus paid to one executive officer.

STOCK OPTIONS

     Under the Company's Incentive Program, which was approved by the Company's stockholders, stock options exercisable for Common Stock are granted to the Company's employees, including executive officers. The Compensation Committee approves the grant of stock options awards.

     Stock options are designed to align the interests of executives with those of the stockholders. Stock options are granted with an exercise price equal to the market price of the Common Stock on the date of grant and generally vest and are exercisable at the rate of 50 percent per year. This approach is designed to incentivize the creation of stockholder value over the long term since the full benefit of a compensation package cannot be realized unless stock price appreciation occurs over a number of years.

CHIEF EXECUTIVE OFFICER COMPENSATION

     From January 1, 1998 to July 29, 1998, Irwin Selinger served as Chief Executive Officer of the Company, and was paid a base salary at an annual rate of $550,000. On February 2, 1998, Mr. Selinger was granted a stock option to purchase 250,000 shares of the common stock of the Company, which expired ninety
(90) days following his resignation on July 29, 1998. On July 29, 1998, Mr. Selinger entered into the Separation Agreement, which terminated Mr. Selinger's existing employment agreement and "change in control" agreement. For a description of the terms and provisions of the Separation Agreement, see "Employment, Termination and Change in Control Arrangements and Other Arrangements."

     From July 29, 1998 to February 4, 1999, Rodney F. Price served as Chief Executive Officer of the Company, as well as Chairman of the Board. Mr. Price did not receive any compensation for his services as

Chief Executive Officer, but was reimbursed for travel, lodging and other expenses. On January 2, 1998, Mr. Price was granted directors' options under the Company's Incentive Program to purchase 10,000 shares of the common stock of the Company, which expire two (2) years following his resignation on February 4, 1999.

STOCK OPTION REPRICING

     On April 1, 1998, the Compensation Committee determined to lower the exercise price of stock options granted to Mr. Bellamy on March 2, 1998. In addition, on April 17, 1998, the Compensation Committee determined to reset the exercise price of Mr. Bellamy's repriced stock options of April 1, 1998, and reset the exercise price with respect to stock options granted on February 2, 1998 to Mr. Winocur, Mr. Liguori and Mr. Kolodny. In connection with the repricing of the stock options, the Compensation Committee cancelled the previously granted stock options and granted new stock options. The terms of the new stock options are identical in all respects to the cancelled stock options except for the exercise price. The purpose and intention of the repricing was to maintain equity incentives for key employees and to foster loyalty and economic motivation. The Compensation Committee believes that stock options which are significantly out of the money provide no particular compensatory incentive to employees regarding performance, and that the repricing of stock options may cause executives to forego alternative employment opportunities.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

     Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation over $1 million paid to a company's chief executive officer and the other four most highly compensated individuals who are executive officers as of the end of the year. Although maintaining tax deductibility is one consideration among many, the Committee reserves the right to determine from time to time that compensation arrangements are in the best interest of the Company and its stockholders despite the fact that such arrangements might not qualify for tax deductibility. The Company's bonus program is designed so that individual bonuses are not dependent solely on objective or numerical criteria, which enables the Committee to apply its independent judgment to reflect performance against qualitative strategic objectives.

                                          Compensation Committee

                                          J. Rex Fuqua
                                          Louis A. Lubrano
                                          Michael Dreyer

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

PRINCIPAL STOCKHOLDERS OF THE COMPANY

     The following table sets forth certain information regarding the beneficial ownership of Common Stock, Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") with respect to each person who, to the knowledge of the management of the Company, owns beneficially more than five percent of each class of stock as of May 6, 1999. Beneficial ownership has been determined for purposes of the following table in accordance with Rule 13d-3 of the Exchange Act under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

                                                                      SHARES OF             SHARES OF
                                            SHARES OF COMMON     SERIES B PREFERRED    SERIES C PREFERRED
                                           STOCK BENEFICIALLY    STOCK BENEFICIALLY    STOCK BENEFICIALLY
                                                OWNED(1)             OWNED(1)(2)           OWNED(1)(3)
                                           -------------------   -------------------   -------------------
                                           NUMBER OF             NUMBER OF             NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER        SHARES     PERCENT    SHARES     PERCENT    SHARES     PERCENT
------------------------------------       ---------   -------   ---------   -------   ---------   -------
BIL(4)...................................  4,388,353      14%      6,100       100%      1,000       100%
  c/o Brierley Investments Ltd.
  4th Floor, Stratton House
  Stratton Street
  London W1X 5FE
  United Kingdom
J.B. Fuqua(5)............................  2,372,190     7.6%        -0-       -0-         -0-       -0-
  c/o Fuqua Capital, Inc.
  1201 West Peachtree Street, N.E
  Atlanta, Georgia 30309
J. Rex Fuqua(6)..........................  1,595,563     5.1%        -0-       -0-         -0-       -0-
  c/o Fuqua Capital, Inc.
  1201 West Peachtree Street, N.E
  Atlanta, Georgia 30309
Dimensional Fund Advisors(7).............  1,781,926    5.68%        -0-       -0-         -0-       -0-
  1299 Ocean Avenue
  11th Floor
  Santa Monica, CA 90401

---------------
(1) All shares are beneficially owned and the sole voting and investment power is held by the person or entities named, except as otherwise specified herein.

(2) The Series B Preferred Stock is beneficially owned by BIL and convertible into shares of Common Stock (i) at the option of BIL, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (ii) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (iii) automatically on November 27, 2001 at a conversion price of $15.50 per share. The conversion prices are subject to customary antidilution adjustments. The shares of the Series B Preferred Stock are entitled to 3,935,483 votes, and vote as a single class with the Common Stock and the Series C Preferred Stock.

(3) The Series C Preferred Stock is beneficially owned by BIL and subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at a stated value plus accrued and unpaid dividends and, if not redeemed will be convertible into shares of Common Stock automatically at a conversion price of $20 per share, subject to customary antidilution adjustments. The shares of the Series C Preferred Stock are entitled to 500,000 votes, and vote as a single class with the Common Stock and the Series B Preferred Stock.

(4) Does not include 6,100 shares of the Series B Preferred Stock and 1,000 shares of the Series C Preferred Stock owned by BIL (see Notes (2) and (3) above). The shares of Common Stock, Series B Preferred Stock and Series C Preferred Stock beneficially owned by BIL represent in the aggregate 25% of the voting power of the Company's outstanding capital stock as of May 6, 1999. Pursuant to the BIL Stockholder Agreement, BIL has agreed to vote its shares of Common Stock, Series B Preferred Stock, and Series C Preferred Stock in accordance with the direction of the Company's Board of Directors for any nominees recommended by the Board of Directors and on all proposals presented by any other stockholder of the Company. Effective as of May 12, 1999, BIL exchanged a $4 million note (the "BIL Note") owing by the Company to BIL for 2,036 shares of non-voting Series D Preferred Stock (the "Series D Preferred Stock"). The amount set forth in the table does not include the shares of Series D Preferred Stock.

(5) According to information contained in a Joint Schedule 13D filing dated as of August 10, 1998 (the "Fuqua 13D Filing"), the shares of Common Stock beneficially owned by J.B. Fuqua include 675,538 shares held by two trusts for the benefit of the grandchildren of J.B. Fuqua, of which Mr. Fuqua is the trustee, and 146,365 shares held by The J.B. Fuqua Foundation, Inc. (the "Fuqua Foundation"), of which Mr. Fuqua is a director and officer. Mr. Fuqua shares voting and investment power with J. Rex Fuqua with respect to shares held by the Fuqua Foundation. J.B. Fuqua also shares voting and investment power with J. Rex Fuqua with respect to 768,600 shares held by Fuqua Holdings I, L.P. (the "Fuqua Partnership") as a result of J.B. Fuqua's status as an officer and director of Fuqua Holdings, Inc. ("Holdings"), the general partner of the Fuqua Partnership.

(6) According to information contained in the Fuqua 13D Filing, J. Rex Fuqua shares voting and investment power with J.B. Fuqua with respect to 768,600 shares held by the Fuqua Partnership as a result of J. Rex Fuqua's status as an officer and director of Holdings, the general partner of the Fuqua Partnership. In addition, J. Rex Fuqua shares voting and investment power with J.B. Fuqua with respect to 146,365 shares held by the Fuqua Foundation, of which J. Rex Fuqua is a director and officer.

(7) According to information contained in a Schedule 13G filing dated as of February 11, 1999 by Dimensional Fund Advisors Inc. ("Dimensional"), Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advise to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are referred to hereinafter as the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the shares of Common Stock owned by the Portfolios, and disclaims beneficial ownership of such shares.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock, Series B Preferred Stock and Series C Preferred Stock with respect to the Company's directors, the Company's Named Executive Officers, and by all of the Company's directors and executive officers as a group, as reported to the Company as of May 6, 1999. Beneficial ownership has been determined for purposes of the following table in accordance with Rule 13d-3 of the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

                                                                  SHARES OF            SHARES OF
                                           SHARES OF              SERIES B             SERIES C
                                          COMMON STOCK         PREFERRED STOCK      PREFERRED STOCK
                                          BENEFICIALLY          BENEFICIALLY         BENEFICIALLY
                                            OWNED(1)             OWNED(1)(2)          OWNED(1)(3)
                                      --------------------    -----------------    -----------------
                                       NUMBER                 NUMBER               NUMBER
                                         OF                     OF                   OF
NAME AND ADDRESS OF BENEFICIAL OWNER   SHARES      PERCENT    SHARES    PERCENT    SHARES    PERCENT
------------------------------------  ---------    -------    ------    -------    ------    -------
DIRECTORS:
David P. Delaney, Jr.(4)...........      39,000      *         -0-        -0-       -0-        -0-
  c/o Lancer Financial Group, Inc.
  370 West Park Avenue
  Long Beach, New York 11561
Rupert O.H. Morley(5)..............   4,388,353       14%     6,100       100%     1,000       100%
  c/o Brierley Investments Ltd. 4th
  Floor, Stratton House
  London W1X 5FE
  United Kingdom
J. Rex Fuqua(6)....................   1,595,563      5.1%      -0-        -0-       -0-        -0-
  c/o Fuqua Capital, Inc.
  1201 West Peachtree Street, N.E
  Atlanta, Georgia 30309
Louis A. Lubrano(7)................      76,200      *         -0-        -0-       -0-        -0-
  c/o Herzog, Heine, Geduld, Inc.
  26 Broadway
  New York, New York 10004
Michael Dreyer.....................     130,000      *         -0-        -0-       -0-        -0-
  c/o Dreyer, Edmonds & Associates
  355 South Grand Avenue
  Suite 4150
  Los Angeles, CA 90071-3103
NAMED EXECUTIVE OFFICERS:
Irwin Selinger(8)..................     629,440        2%      -0-        -0-       -0-        -0-
  11 High Ridge Lane
  Matinecock, New York 11771
Rodney F. Price(9).................      10,000      *         -0-        -0-       -0-        -0-
  22 Chester Street
  London SW1X 7BL
  United Kingdom
Paul Bellamy(10)...................     100,000      *         -0-        -0-       -0-        -0-
  Four North Street
  Old Greenwich, CT 06870
Peter Winocur(11)..................     213,550      *         -0-        -0-       -0-        -0-
  c/o Graham-Field Health Products,
  Inc.
  81 Spence Street
  Bay Shore, New York 11706

                                                                  SHARES OF            SHARES OF
                                           SHARES OF              SERIES B             SERIES C
                                          COMMON STOCK         PREFERRED STOCK      PREFERRED STOCK
                                          BENEFICIALLY          BENEFICIALLY         BENEFICIALLY
                                            OWNED(1)             OWNED(1)(2)          OWNED(1)(3)
                                      --------------------    -----------------    -----------------
                                       NUMBER                 NUMBER               NUMBER
                                         OF                     OF                   OF
NAME AND ADDRESS OF BENEFICIAL OWNER   SHARES      PERCENT    SHARES    PERCENT    SHARES    PERCENT
------------------------------------  ---------    -------    ------    -------    ------    -------
Richard S. Kolodny(12).............     159,000      *         -0-        -0-       -0-        -0-
  c/o Graham-Field Health Products,
  Inc.
  81 Spence Street
  Bay Shore, New York 11706
Ralph Liguori(13)..................     131,000      *         -0-        -0-       -0-        -0-
  c/o Graham-Field Health Products,
  Inc.
  81 Spence Street
  Bay Shore, New York 11706
Jeffrey Schwartz(14)...............      42,000        *       -0-        -0-       -0-        -0-
  c/o Graham-Field Health Products,
  Inc.
  81 Spence Street
  Bay Shore, New York 11706
All directors and executive officers
  as a group (15) persons)(15).....   6,876,345     21.4%     6,100       100%     1,000       100%

---------------
  *  Less than 1%.

 (1) All shares are beneficially owned and the sole voting power and investment power is held by the persons named, except as otherwise specified herein.

 (2) The Series B Preferred Stock is beneficially owned by BIL and convertible into shares of the Common Stock (i) at the option of BIL, at a conversion price of $20 per share (or, in the case of certain dividend payment defaults, at a conversion price of $15.50 per share), (ii) at the option of the Company, at a conversion price equal to current trading prices (subject to a minimum conversion price of $15.50 and a maximum conversion price of $20 per share) and (iii) automatically on November 27, 2001 at a conversion price of $15.50 per share. The conversion prices are subject to customary antidilution adjustments. The shares of the Series B Preferred Stock are entitled to 3,935,483 votes, and vote as a single class with the Common Stock and the Series C Preferred Stock.

 (3) The Series C Preferred Stock is beneficially owned by BIL and subject to redemption as a whole at the option of the Company on the fifth anniversary of the date of issuance at a stated value plus accrued and unpaid dividends and, if not redeemed will be convertible into shares of Common Stock automatically at a conversion price of $20 per share, subject to customary antidilution adjustments. The shares of the Series C Preferred Stock are entitled to 500,000 votes, and vote as a single class with the Common Stock and the Series B Preferred Stock.

 (4) The amount set forth above includes 30,000 shares currently issuable upon the exercise of directors' stock options issued pursuant to the Company's Incentive Program.

 (5) Consists of shares of Common Stock owned by BIL, which Mr. Morley may be deemed to own beneficially as the Operations Director of BIL and one of BIL's designees to the Company's Board of Directors. Does not include up to 3,935,483 shares of Common Stock issuable upon the conversion of the shares of the Series B Preferred Stock and up to 500,000 shares of Common Stock issuable upon the conversion of the shares of the Series C Preferred Stock owned by BIL (see Notes 2 and 3 above). Effective as of May 12, 1999, BIL exchanged the BIL Note for 2,036 shares of Series D Preferred Stock. The amount set forth in the table does not include the shares of Series D Preferred Stock.

 (6) The amount set forth above includes voting and investment power which J. Rex Fuqua shares with J.B. Fuqua with respect to 768,600 shares held by the Fuqua Partnership as a result of J. Rex Fuqua's status as an officer and director of Holdings, the general partner of the Fuqua Partnership. In addition, J. Rex

     Fuqua shares voting and investment power with J.B. Fuqua with respect to 146,365 shares held by the Fuqua Foundation, of which J. Rex Fuqua is a director and officer.

 (7) The amount set forth above includes 200 shares owned by the Virginia Lubrano Trust, and 70,000 shares currently issuable upon the exercise of directors' stock options issued pursuant to the Company's Incentive Program.

 (8) On July 29, 1998, Mr. Selinger resigned as Chief Executive Officer, President and a director of the Company. Based on information available to the Company as of May 6, 1999, Mr. Selinger owns 629,440 shares of Common Stock, which includes 5,500 shares owned by his wife as to which shares Mr. Selinger disclaims any beneficial interest.

 (9) On February 4, 1999, Mr. Price resigned as Chairman of the Board and Chief Executive Officer of the Company. Mr. Price served as Chairman of the Board from July 25, 1998 through February 4, 1999, and as Chief Executive Officer from July 29, 1998 through February 4, 1999. The amount set forth above represents 10,000 shares currently issuable upon the exercise of directors' stock options issued pursuant to the Company's Incentive Program.

(10) On March 24, 1999, Mr. Bellamy resigned as President, Chief Executive Officer and a director of the Company. Mr. Bellamy served in various executive capacities with the Company from March 2, 1998 through March 24, 1999, including Vice President, Chief Financial Officer, President, Chief Executive Officer, and a director of the Company. The amount set forth above includes 100,000 shares currently issuable upon the exercise of stock options issued pursuant to the Company's Incentive Program. Under the terms of Mr. Bellamy's stock option agreements, Mr. Bellamy's stock options expire ninety (90) days following his resignation on March 24, 1999.

(11) The amount set forth above includes 171,844 shares currently issuable upon the exercise of stock options issued pursuant to the Company's Incentive Program, and 6,250 shares underlying stock options which are exercisable within 60 days of May 6, 1999.

(12) The amount set forth above includes 101,267 shares currently issuable upon the exercise of stock options issued pursuant to the Company's Incentive Program, and 6,250 shares underlying stock options which are exercisable within 60 days of May 6, 1999.

(13) On April 29, 1999, the Company provided Mr. Liguori with three (3) months prior written notice of termination of employment. The amount set forth above includes 93,131 shares currently issuable upon the exercise of stock options issued pursuant to the Company's Incentive Program, and 5,000 shares underlying stock options which are exercisable within 60 days of May 6, 1999.

(14) The amount set forth above includes 37,000 shares currently issuable upon the exercise of stock options issued pursuant to the Company's Incentive Program, and 5,000 shares underlying stock options which are exercisable within 60 days of May 6, 1999.

(15) The amount set forth above includes 581,708 shares currently issuable upon the exercise of stock options issued pursuant to the Company's Incentive Program, and 30,000 shares underlying stock options which are exercisable within 60 days of May 6, 1999. Such amount excludes (i) shares of Common Stock and (ii) shares currently issuable upon the exercise of stock options issued pursuant to the Company's Incentive Program, held by former officers and directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     On March 1, 1996, the Company entered into a three (3) year lease with HIP Realty, Inc. ("HIP") for the Company's facility located in Mount Vernon, New York. The lease terminated on February 28, 1999, and the Company has occupied the facility on a month-to-month basis since March 1, 1999 upon the same terms and conditions as provided under the lease. The lease with HIP Realty provided for the payment by the Company of an annual rent of $180,000 during the 1998 fiscal year, and the payment of incremental real estate taxes over a base year. The principal stockholders of HIP are Harvey P. Diamond, the Senior Corporate Vice President of Sales, and Peter Winocur, the President of the Company's Labtron Business Unit. The Company believes that the terms of the lease are at least as favorable to it as those it would have received from an unrelated third party. On April 2, 1999, subject to the terms of the Company's month-to-month lease arrangement with HIP, the Company subleased a portion of the facility for a monthly rental of $2,000.

     The Company, through its wholly-owned subsidiary, Lumex/Basic American Holdings, Inc. (formerly, Fuqua Enterprises, Inc.) ("Fuqua"), subleases certain office space located in Atlanta, Georgia to Fuqua Capital Corporation ("Capital"), an entity controlled by the Fuqua Family. The sublease has a remaining term of one year and provides that if Fuqua moves out of the space it shares with Capital, or there is a change in control of Fuqua, Capital has the option of taking over the office space now occupied by Fuqua upon terms favorable to Capital. Pursuant to the terms of the sublease, Capital pays Fuqua approximately $4,200 per month.

     Effective as of May 12, 1999, BIL waived certain events of default under the BIL Note and exchanged all of its right, title and interest under the BIL Note, in consideration of the issuance of 2,036 shares of the Series D Preferred Stock. The shares of Series D Preferred Stock are non-voting, but have substantially the same economic rights as 2,036,000 shares of Common Stock. Based on the closing price of the Common Stock on May 12, 1999, that number of shares would have a market value of $4,072,000, which equals the aggregate of the unpaid principal amount and accrued interest on the BIL Note. Simultaneously with the closing of such transaction, Graham-Field and BIL entered into an agreement dated as of May 12, 1999, which provided Graham-Field with the sole and exclusive option for a period of one year following May 12, 1999, to convene a meeting of its stockholders or take such other corporate action, in accordance with applicable laws and regulatory requirements, as may be required to obtain applicable corporate approval to exchange each share of Series D Preferred Stock for 1,000 shares of Common Stock.

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K:

     14(a).  Documents filed as part of this Form 10-K:

     1. Financial Statements. The following financial statements are included in Part II, Item 8:

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets -- December 31, 1998 and 1997...    F-3
Consolidated Statements of Operations -- Years ended
  December 31, 1998, 1997 and 1996..........................    F-4
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 1998, 1997 and 1996....................    F-5
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1998, 1997 and 1996..........................    F-7
Notes to Consolidated Financial Statements -- December 31,
  1998......................................................    F-9

     2. Financial Statement Schedules. The following consolidated financial statement schedule for the company is included in Part II, Item 14(d):

Schedule II -- Valuation and Qualifying Accounts............

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. Exhibits filed under Item 601 of Regulation S-K. (Numbers assigned to the following correlate to those used in such Item 601; asterisks indicate that an Exhibit is incorporated by reference).
---------------
* incorporated by reference.

                                 EXHIBIT INDEX

EXHIBIT                                                                 PAGE
  NO.                             DESCRIPTION                           NO.
-------                           -----------                           ----
  3.1     Graham-Field's Certificate of Incorporation, as amended,
          incorporated by reference to Exhibit 3(1) to Graham-Field's
          Registration Statement on Form S-1 (File No. 33-40442)......   *
  3.2     Certificate of Amendment of Certificate of Incorporation of
          Graham-Field dated as of November 27, 1996, incorporated by reference as Exhibit 3(b) to Graham-Field's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1996 (the
          "1996 Form 10-K")...........................................   *
  3.3     Graham-Field's By-Laws, as amended, incorporated by
          reference as an Exhibit to Graham-Field's Current Report on
          Form 8-K dated as of July 14, 1995..........................   *
  3.4     Amendment to Graham-Field's By-Laws, dated August 12,
          1996........................................................
  3.5     Amendment to Graham-Field's By-Laws, dated December 1, 1997, incorporated by reference as Exhibit 3.4 to Graham-Field's
          S-4/A Registration Statement filed on December 19, 1997
          (Registration No.: 333-42561) (the "1997 S-4 Registration
          Statement").................................................   *
  4.1     Certificate of Designations of Graham-Field's Series B
          Cumulative Convertible Preferred Stock, incorporated by
          reference to Annex D to Graham-Field's S-4 Registration
          Statement filed on October 18, 1996 (Registration No.:
          333-14423) (the "1996 S-4 Registration Statement")..........   *
  4.2     Certificate of Designations of Graham-Field's Series C
          Cumulative Convertible Preferred Stock, incorporated by
          reference to Annex E to the 1996 S-4 Registration
          Statement...................................................   *
  4.3     Certificate of Designations of Series A Junior Participating
          Preferred Stock, incorporated by reference to Exhibit 4(c)
          to Graham-Field's Current Report on Form 8-K dated as of
          September 3, 1996 (the "September 1996 Form 8-K")...........   *
  4.4     Rights Agreement dated as of September 3, 1996 between
          Graham-Field and American Stock Transfer & Trust Company, as
          Rights Agent, incorporated by reference to Exhibit 4(b) to
          the September 1996 Form 8-K.................................   *
  4.5     Certificate of Designation of Graham-Field's Series D
          Preferred Stock.............................................
 10.1     Registration Rights Agreement, dated as of September 3,
          1996, between Graham-Field and BIL (Far East Holdings)
          Limited ("BIL"), incorporated by reference to Exhibit 4(g)
          to the September 1996 Form 8-K..............................   *
 10.2     Registration Rights Agreement dated as of June 25, 1997, by and among Graham-Field, Gregory A. Peek, and Michael L.
          Peek, incorporated by reference to Exhibit 4(a) to
          Graham-Field's Current Report on Form 8-K dated as of June
          1997 (the "June 1997 Form 8-K").............................   *
 10.3     Registration Rights Agreement dated as of August 28, 1997, by and among Graham-Field, S.E. (Gene) Davis, and Vicki Ray, incorporated by reference to Exhibit 4(a) to Graham-Field's
          Current Report on Form 8-K dated as of September 1997 (the
          "September 1997 Form 8-K")..................................   *
 10.4     Registration Rights Agreement, dated as of September 5,
          1997, by and between Graham-Field and the Fuqua
          Stockholders, incorporated by reference to Annex D to the
          1997 S-4 Registration Statement.............................   *
 10.5     Registration Rights Agreement, dated as of November 25,
          1997, by and among Graham-Field, Minotto Partners, L.P. and
          Gene J. Minotto, incorporated by reference to Annex E to the
          1997 S-4 Registration Statement.............................   *

EXHIBIT                                                                 PAGE
  NO.                             DESCRIPTION                           NO.
-------                           -----------                           ----
 10.6     Amended and Restated Agreement and Plan of Merger dated as of September 3, 1996, and amended as of October 1, 1996, by and among Graham-Field, E&J Acquisition Corp., E&J and BIL, incorporated by reference to Exhibit 2(a) to Graham-Field's
          Current Report on Form 8-K dated as of December 12, 1996
          (the "December 1996 Form 8-K")..............................   *
 10.7     Agreement and Plan of Merger dated as of June 25, 1997, by and among Graham-Field, LaBac Acquisition Corp., a
          wholly-owned subsidiary of Graham-Field, LaBac Systems,
          Inc., Gregory A. Peek, and Michael L. Peek, incorporated by
          reference to Exhibit 2(a) to the June 1997 Form 8-K.........   *
 10.8     Agreement and Plan of Reorganization dated as of August 28,
          1997, by and among Graham-Field, S.E. (Gene) Davis, and
          Vicki Ray, incorporated by reference to Exhibit 2(a) to the
          September 1997 Form 8-K.....................................   *
 10.9     Agreement and Plan of Merger, dated as of September 5, 1997, as amended as of September 29, 1997, by and among
          Graham-Field, GFHP Acquisition Corp. and Fuqua Enterprises,
          Inc., incorporated by reference to Exhibit 2.1 to the 1997
          S-4 Registration Statement..................................   *
 10.10    Stockholder Agreement, dated as of September 3, 1996, and
          amended and restated as of September 19, 1996, among
          Graham-Field, BIL and Irwin Selinger, incorporated by
          reference to Exhibit 4(b) to the December 1996 Form 8-K.....   *
 10.11    Amendment No. 1, dated as of May 1, 1997, to the Amended and
          Restated Stockholder Agreement, dated as of September 3,
          1996, as amended on September 19, 1996, by and among
          Graham-Field, BIL and Irwin Selinger, incorporated by
          reference to Exhibit 4(a) to Graham-Field's Current Report
          on Form 8-K dated as of May 14, 1997........................   *
 10.12    Agreement, dated as of April 17, 1998, by and between
          Graham-Field and the Fuqua Stockholders, incorporated by
          reference to Exhibit 5 to Graham-Field's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1998..............   *
 10.13    Promissory Note dated as of December 10, 1996 (the "BIL
          Note"), in the principal amount of $4 million made by
          Graham-Field and payable to BIL Securities (Offshore)
          Limited, incorporated by reference to Exhibit 10(vv) to the
          1996 Form 10-K..............................................   *
 10.14    John Hancock Mutual Life Insurance Note and Warrant
          Agreement dated as of March 12, 1992 is incorporated by
          reference to Exhibit 10(ee) to Graham-Field's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
          (the "1992 Form 10-K")......................................   *
 10.15    Amendment dated as of December 31, 1992, to the John Hancock
          Mutual Life Insurance Note and Warrant Agreement,
          incorporated by reference to Exhibit 10(ff) to the 1992 Form
          10-K........................................................   *
 10.16    Amendment dated as of June 30, 1993, to the John Hancock
          Mutual Life Insurance Note and Warrant Agreement,
          incorporated by reference as an Exhibit to Graham-Field's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1993..........................................   *
 10.17    Amendment dated as of December 31, 1993, to the John Hancock
          Mutual Life Insurance Note and Warrant Agreement,
          incorporated by reference to Exhibit 10(dd) to Graham-
          Field's Annual Report on Form 10-K for the year ended
          December 31, 1993...........................................   *
 10.18    Amendment dated as of December 30, 1994, to the John Hancock
          Mutual Life Insurance Note and Warrant Agreement,
          incorporated by reference to Exhibit 10(ee) to Graham-
          Field's Annual Report on Form 10-K for the year ended
          December 31, 1994...........................................   *
 10.19    Indenture dated as of August 4, 1997, by and between
          Graham-Field and American Stock Transfer & Trust Company as
          trustee, incorporated by reference to Exhibit 4.1 to
          Graham-Field's S-4 Registration Statement filed on January
          8, 1997 (Registration No. 333-43189)........................   *

EXHIBIT                                                                 PAGE
  NO.                             DESCRIPTION                           NO.
-------                           -----------                           ----
 10.20    Voting Agreement, dated as of September 5, 1997, by and
          between Graham-Field and Gene J. Minotto, incorporated by
          reference to Annex C to the 1997 S-4 Registration
          Statement...................................................   *
 10.21    Supply Agreement, by and between Everest & Jennings, Inc.
          and P.T. Dharma Polimetal, dated as of March 5, 1999........
 10.22    Supply Agreement dated as of April 3, 1997, between Maxwell
          Products, Inc. and Graham-Field, incorporated by reference to Exhibit 99 to Graham-Field's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997....................   *
 10.23    International Distributorship Agreement dated as of
          September 30, 1997, by and between Graham-Field and Thuasne, incorporated by reference to Exhibit 1 to Graham-Field's
          Quarterly Report for the quarter ended September 30, 1997
          (the "September 1997 Form 10-Q")............................   *
 10.24    Letter Agreement to International Distributorship Agreement
          dated as of January 26, 1999, by and between Graham-Field
          and Thuasne.................................................
 10.25    Asset Purchase Agreement dated as of September 4, 1996, by and among Graham-Field, Graham-Field Express (Puerto Rico),
          Inc., and V.C. Medical Distributors, Inc., incorporated by
          reference to Exhibit 2(a) to the September 1996 Form 8-K....   *
 10.26    Asset Purchase Agreement dated as of February 10, 1997, by and among Graham-Field, Everest & Jennings Canadian Ltd.
          ("E&J Canada"), Motion 2000 Inc. ("Motion 2000"), and Motion
          2000 Quebec Inc.("Motion Quebec"), incorporated by reference to Exhibit 2(a) Graham-Field's Current Report on Form 8-K
          dated as of March 12, 1997 (the "March 1997 Form 8-K")......   *
 10.27    Asset Purchase Agreement dated as of August 21, 1997, by and among Graham-Field, Graham-Field, Inc., Medi-Source, Inc.,
          Peter Galambos and Irene Galambos, incorporated by reference
          to Exhibit 2 to the September 1997 Form 10-Q................   *
 10.28    Stock Purchase Agreement dated as of March 7, 1997, by and among Graham-Field, Everest & Jennings, Inc., Michael H.
          Dempsey, and Naomi C. Dempsey, incorporated by reference to
          Exhibit 2(a) to the March 1997 Form 8-K.....................   *
 10.29    Stock Purchase Agreement dated as of January 27, 1998, by
          and among IT Acquisition Corporation, Graham-Field and
          Lumex/Basic American Holdings, Inc, incorporated by
          reference to Exhibit 2(a) to Graham-Field's Current Report on Form 8-K dated as of February 2, 1998 (the "February 1998
          Form 8-K")..................................................   *
 10.30    Stock Purchase Agreement dated as of January 27, 1998, by
          and among HEK'S Corporation, Graham-Field and Fuqua,
          incorporated by reference to Exhibit 2(b) to the February
          1998 Form 8-K...............................................   *
 10.31    Real Estate Sales Agreement dated as of August 28, 1997, by and between BBD&M, Ltd. and Graham-Field, incorporated by
          reference to Exhibit 4(g) to the September 1997 Form 8-K....   *
 10.32    The Incentive Program, as amended, incorporated by reference to Graham-Field's Registration Statements on Form S-8 (File
          Nos.:33-37179, 33-38656, 33-48860, 033-60679, 333-16993, and
          333-43493)..................................................   *

EXHIBIT                                                                 PAGE
  NO.                             DESCRIPTION                           NO.
-------                           -----------                           ----
 10.33    Revolving Credit and Security Agreement dated as of December
          10, 1996 (the "Revolving Credit Agreement"), by and among
          IBJ Whitehall Business Credit Corporation (formerly known as
          IBJ Schroder Bank & Trust Company) (as lender and as agent),
          Graham-Field, Graham-Field, Inc., Graham-Field Express,
          Inc., Graham-Field Temco, Inc., Graham-Field Distribution,
          Inc., Graham-Field Bandage, Inc., Graham-Field Express
          (Puerto Rico), Inc., and Everest & Jennings, Inc.,
          incorporated by reference to Exhibit 10 to the December 1996
          Form 8-K....................................................   *
 10.34    Amendment No. 1, dated as of June 25, 1997, to the Revolving
          Credit and Security Agreement dated as of December 10, 1996
          (the "Revolving Credit Agreement"), by and among IBJ
          Whitehall Business Credit Corporation, Graham-Field,
          Graham-Field, Inc., Graham-Field Express, Inc., Graham-Field
          Temco, Inc., Graham-Field Distribution, Inc., Graham-Field
          Bandage, Inc., Graham-Field Express (Puerto Rico), Inc., and
          Everest & Jennings, Inc., incorporated by reference to
          Exhibit 10(a) to Graham-Field's Current Report on Form 8-K
          dated as of July 17, 1997 (the "July 1997 Form 8-K")........   *
 10.35    Amendment No. 2, dated as of July 9, 1997, to the Revolving
          Credit Agreement, by and among IBJ Whitehall Business Credit
          Corporation, Graham-Field, Graham-Field, Inc., Graham-Field
          Express, Inc., Graham-Field Temco, Inc., Graham-Field
          Distribution, Inc., Graham-Field Bandage, Inc., Graham-Field
          Express (Puerto Rico), Inc., and Everest & Jennings, Inc.,
          incorporated by reference to Exhibit 10(b) to the July 1997
          Form 8-K....................................................   *
 10.36    Amendment No. 3, dated as of July 9, 1997, to the Revolving
          Credit Agreement, by and among IBJ Whitehall Business Credit
          Corporation, Graham-Field, Graham-Field, Inc., Graham-Field
          Express, Inc., Graham-Field Temco, Inc., Graham-Field
          Distribution, Inc., Graham-Field Bandage, Inc., Graham-Field
          Express (Puerto Rico), Inc., and Everest & Jennings, Inc.,
          incorporated by reference to Exhibit 10(c) to the July 1997
          Form 8-K....................................................   *
 10.37    Letter Amendment, dated as of September 18, 1997, to the
          Revolving Credit Agreement, by and among IBJ Whitehall
          Business Credit Corporation, Graham-Field, Graham-Field,
          Inc., Graham-Field Express, Inc., Graham-Field Temco, Inc.,
          Graham-Field Distribution, Inc., Graham-Field Bandage, Inc.,
          Graham-Field Express (Puerto Rico), Inc., and Everest &
          Jennings, Inc., incorporated by reference as Exhibit 10.67
          to the 1997 S-4 Registration Statement......................   *
 10.38    Amendment No. 4 and Joinder Agreement, dated as of December
          30, 1997, to the Revolving Credit Agreement, by and among
          IBJ Whitehall Business Credit Corporation, Graham-Field,
          Graham-Field, Inc., Graham-Field Express, Inc., Graham-Field
          Temco, Inc., Graham-Field Distribution, Inc., Graham-Field
          Bandage, Inc., Graham-Field Express (Puerto Rico), Inc.,
          Everest & Jennings, Inc., LaBac Systems, Inc., Medical
          Supplies of American, Inc., Health Care Wholesalers, Inc., H
          C Wholesalers, Inc., Critical Care Associates, Inc.,
          Lumex/Basic American Holdings, Inc., Basic American Medical
          Products, Inc., Lumex Medical Products, Inc., Prism
          Enterprises, Inc., Basic American Sales and Distribution
          Co., Inc., PrisTech, Inc., Lumex Sales and Distribution Co.,
          Inc., MUL Acquisition Corp. II, incorporated by reference to
          Exhibit 10.11 to Graham-Field's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1997 (the "1997 10-
          K").........................................................   *

EXHIBIT                                                                 PAGE
  NO.                             DESCRIPTION                           NO.
-------                           -----------                           ----
 10.39    Amendment No. 5, dated as of April 13, 1998, to the
          Revolving Credit Agreement by and among IBJ Whitehall
          Business Credit Corporation, Graham-Field, Graham-Field,
          Inc., Graham-Field Express, Inc., Graham-Field Temco, Inc.,
          Graham-Field Distribution, Inc., Graham-Field Bandage, Inc.,
          Graham-Field Express (Puerto Rico), Inc., Everest &
          Jennings, Inc., LaBac Systems, Inc., Medical Supplies of
          American, Inc., Health Care Wholesalers, Inc., H C
          Wholesalers, Inc., Critical Care Associates, Inc.,
          Lumex/Basic American Holdings, Inc., Basic American Medical
          Products, Inc., Lumex Medical Products, Inc., Prism
          Enterprises, Inc., Basic American Sales and Distribution
          Co., Inc., Pristech, Inc., Lumex Sales and Distribution Co.,
          Inc., MUL Acquisition Corp. II, incorporated by reference to
          Exhibit 10.12 to the 1997 Form 10-K.........................   *
 10.40    Waiver and Amendment No. 6 to Revolving Credit and Security
          Agreement dated as of August 12, 1998, by and among IBJ
          Whitehall Business Credit Corporation, Graham-Field,
          Graham-Field, Inc., Graham-Field Express, Inc., Graham-Field
          Temco, Inc., Graham-Field Distribution, Inc., Graham-Field
          Bandage, Inc., Graham-Field Express (Puerto Rico), Inc.,
          Everest & Jennings, Inc., LaBac Systems, Inc., Medical
          Supplies of America, Inc., Health Care Wholesalers, Inc., H
          C Wholesalers, Inc., Critical Care Associates, Inc.,
          Lumex/Basic American Holdings, Inc., Basic American Medical
          Products, Inc., Lumex Medical Products, Inc., Prism,
          Enterprises, Inc., Basic American Sales and Distribution
          Co., Inc., PrisTech, Inc., Lumex Sales & Distribution Co.,
          Inc., and MUL Acquisition Corp. Ltd., incorporated by
          reference to Exhibit No. 10 to Graham-Field's Quarterly
          Report for the fiscal quarter ended June 30, 1998...........   *
 10.41    Pledge Agreement, dated September 15, 1998, made by and
          among IBJ Whitehall Business Credit Corporation,
          Graham-Field, Graham-Field, Inc., Everest & Jennings, Inc.,
          Medical Supplies of America, Inc., Lumex/Basic American
          Holdings, Inc., Basic American Medical Products, Inc., Lumex
          Medical Products, Inc., Prism Enterprises, Inc., and Everest
          & Jennings International Ltd................................
 10.42    Amendment No. 7 to Revolving Credit and Security Agreement
          dated as of April 22, 1999, by and among IBJ Whitehall
          Business Credit Corporation and Graham-Field, Graham-Field,
          Inc., Graham-Field Temco, Inc., Graham-Field Distribution,
          Inc., Graham-Field Bandage, Inc., Graham-Field Express
          (Puerto Rico), Inc., Everest & Jennings, Inc., LaBac
          Systems, Inc., Medical Supplies of America, Inc., Health
          Care Wholesalers, Inc., H C Wholesalers, Inc., Critical Care
          Associates, Inc., Lumex/Basic American Holdings, Inc., Basic
          American Medical Products, Inc., Lumex Medical Products,
          Inc., Prism Enterprises, Inc., Basic American Sales and
          Distribution Co., Inc., Pristech, Inc., Lumex Sales and
          Distribution Co., Inc., and MUL Acquisition Corp. II........
 10.43    Letter Amendments dated as of May 21, 1999 and June 3, 1999, to the Revolving Credit and Security Agreement, by and among
          IBJ Whitehall Business Credit Corporation and Graham-Field,
          Graham-Field, Inc., Graham-Field Temco, Inc., Graham-Field
          Distribution, Inc., Graham-Field Bandage, Inc., Graham-Field
          Express (Puerto Rico), Inc., Everest & Jennings, Inc., LaBac
          Systems, Inc., Medical Supplies of America, Inc., Health
          Care Wholesalers, Inc., H C Wholesalers, Inc., Critical Care
          Associates, Inc., Lumex/Basic American Holdings, Inc., Basic
          American Medical Products, Inc., Lumex Medical Products,
          Inc., Prism Enterprises, Inc., Basic American Sales and
          Distribution Co., Inc., Pristech, Inc., Lumex Sales and
          Distribution Co., Inc., and MUL Acquisition Corp. II........  --
 10.44    Separation Agreement dated as of July 29, 1998, by and
          between Irwin Selinger and Graham-Field, incorporated by
          reference to Exhibit 10 to Graham-Field's Current Report on
          Form 8-K dated July 29, 1998................................   *

EXHIBIT                                                                 PAGE
  NO.                             DESCRIPTION                           NO.
-------                           -----------                           ----
 10.45    Consultant Agreement dated as of March 7, 1997, by and
          between Graham-Field and Michael H. Dempsey, incorporated by
          reference to Exhibit 10(b) to the March 1997 Form 8-K.......   *
 10.46    Consulting Agreement dated as of June 25, 1997, by and among
          Graham-Field, Gregory A. Peek, and Michael L. Peek,
          incorporated by reference to Exhibit 4(b) to the June 1997
          Form 8-K....................................................   *
 10.47    Consulting Agreement dated as of September 17, 1998, by and between Andrew A. Giordano and Graham-Field, incorporated by reference to Exhibit 10(a) to Graham-Field's quarterly
          report for the quarter ended September 30, 1998 (the
          "September 1998 Form 10-Q").................................   *
 10.48    Golden Parachute Agreement, dated as of July 21, 1989, by
          and between Graham-Field and Beatrice Scherer, incorporated
          by reference to Exhibit 10.54 to the 1997 Form 10-K.........   *
 10.49    Employment Agreement, dated as of March 15, 1996, by and
          between Jeffco Express Medical Supply, Inc. and Jeff
          Schwartz, incorporated by reference to Exhibit 10.47 to the
          1997 Form 10-K..............................................   *
 10.50    Golden Parachute Agreement, dated as of May 14, 1996, by and between Graham-Field and Jeff Schwartz, incorporated by
          reference to Exhibit 10.51 to the 1997 Form 10-K............   *
 10.51    Employment Agreement dated as of February 28, 1997, by and between Graham-Field and Marco Ferrara, incorporated by
          reference to Exhibit 10(b) to the March 1997 Form 8-K.......   *
 10.52    Non-Competition Agreement dated as of June 25, 1997, by and among Graham-Field and Gregory A. Peek, incorporated by
          reference to Exhibit 4(c) to the June 1997 Form 8-K.........   *
 10.53    Non-Competition Agreement dated as of June 25, 1997, by and among Graham-Field and Michael L. Peek, incorporated by
          reference to Exhibit 4(d) to the June 1997 Form 8-K.........   *
 10.54    Employment Agreement dated as of August 28, 1997, by and
          between Graham-Field and S.E. (Gene) Davis, incorporated by
          reference to Exhibit 4(b) to the September 1997 Form 8-K....   *
 10.55    Non-Competition Agreement dated as of August 28, 1997, by
          and between Graham-Field and S.E. (Gene) Davis, incorporated by reference to Exhibit 4(d) to the September 1997 Form
          8-K.........................................................   *
 10.56    Employment Agreement dated as of August 28, 1997, by and
          between Graham-Field and Vicki Ray, incorporated by
          reference to Exhibit 4(c) to the September 1997 Form 8-K....   *
 10.57    Non-Competition Agreement dated as of August 28, 1997, by
          and between Graham-Field and Vicki Ray, incorporated by
          reference to Exhibit 4(e) to the September 1997 Form 8-K....   *
 10.58    Noncompetition Agreement, dated as of September 5, 1997, by and among Graham-Field, GFHP Acquisition Corp., J.B. Fuqua and J. Rex Fuqua, incorporated by reference to Annex F to
          the 1997 S-4 Registration Statement.........................   *
 10.59    Employment Agreement, dated as of March 2, 1998, by and
          between Graham-Field and Paul Bellamy, incorporated by
          reference to Exhibit 10.46 to the 1997 Form 10-K............   *
 10.60    Amendment No. 1 to Employment Agreement dated as of
          September 15, 1998, by and between Paul Bellamy and
          Graham-Field, incorporated by reference to Exhibit 10(i) to
          the September 1998 Form 10-Q................................   *
 10.61    Agreement dated as of September 15, 1998, by and between
          Paul Bellamy and Graham-Field, incorporated by reference to
          Exhibit 10(b) to the September 1998 Form 10-Q...............   *

EXHIBIT                                                                 PAGE
  NO.                             DESCRIPTION                           NO.
-------                           -----------                           ----
 10.62    Employment Agreement dated as of April 17, 1998, by and
          between Graham-Field and Richard S. Kolodny, incorporated by reference to Exhibit 2 to Graham-Field's Quarterly Report
          for the quarter ended March 31, 1998 (the "March 1998 Form
          10-Q")......................................................   *
 10.63    Amendment No. 1 to Employment Agreement dated as of
          September 15, 1998, by and between Richard S. Kolodny and
          Graham-Field, incorporated by reference to Exhibit 10(j) to
          the September 1998 Form 10-Q................................   *
 10.64    Agreement dated as of September 15, 1998, by and between
          Richard S. Kolodny and Graham-Field, incorporated by
          reference to Exhibit 10(c) to the September 1998 Form
          10-Q........................................................   *
 10.65    Employment Agreement dated as of April 17, 1998, by and
          between Graham-Field and Ralph Liguori, incorporated by
          reference to Exhibit 3 to the March 1998 Form 10-Q..........   *
 10.66    Amendment No. 1 to Employment Agreement dated as of
          September 15, 1998, by and between Ralph Liguori and
          Graham-Field, incorporated by reference to Exhibit 10(k) to
          the September 1998 Form 10-Q................................   *
 10.67    Agreement dated as of September 15, 1998, by and between
          Ralph Liguori and Graham-Field, incorporated by reference to
          Exhibit 10(d) to the September 1998 Form 10-Q...............   *
 10.68    Employment Agreement dated as of April 17, 1998, by and
          between Graham-Field and Peter Winocur, incorporated by
          reference to Exhibit 4 to the March 1998 Form 10-Q..........   *
 10.69    Amendment No. 1 to Employment Agreement dated as of
          September 15, 1998, by and between Peter Winocur and
          Graham-Field, incorporated by reference to Exhibit 10(l) to
          the September 1998 Form 10-Q................................   *
 10.70    Agreement dated as of September 15, 1998, by and between
          Peter Winocur and Graham-Field, incorporated by reference to
          Exhibit 10(e) to the September 1998 Form 10-Q...............   *
 10.71    Employment Agreement dated November 2, 1998, by and between
          Harvey P. Diamond and Graham-Field, incorporated by
          reference to Exhibit 10(f) to the September 1998 Form
          10-Q........................................................   *
 10.72    Non-Competition Agreement dated as of November 2, 1998, by and between Harvey P. Diamond and Graham-Field, incorporated by reference to Exhibit 10(h) to the September 1998 Form
          10-Q........................................................   *
 10.73    Agreement dated as of November 2, 1998, by and between
          Harvey P. Diamond and Graham-Field, incorporated by
          reference to Exhibit 10(g) to the September 1998 Form
          10-Q........................................................   *
 10.74    Agreement dated as of March 24, 1999, by and between Jay
          Alix & Associates and Graham-Field..........................
 10.75    Letter Agreement dated as of May 12, 1999, by and between
          BIL Securities (Offshore) Limited and Graham-Field..........
 10.76    Letter Agreement dated as of May 12, 1999, by and among BIL
          Securities (Offshore) Limited, BIL (Far East Holdings)
          Limited, and Graham-Field...................................
 21.      Subsidiaries of the Company:
          Graham-Field, Inc.
          (a New York corporation)
          Graham-Field Temco, Inc.
          (a New Jersey corporation)
          AquaTherm Corp.
          (a New Jersey corporation)

EXHIBIT                                                                 PAGE
  NO.                             DESCRIPTION                           NO.
-------                           -----------                           ----
          Graham-Field Distribution, Inc.
          (a Missouri corporation)
          Graham-Field Bandage, Inc.
          (a Rhode Island corporation)
          Graham-Field European Distribution
          Corporation Limited
          (an Ireland corporation)
          Graham-Field Express (Puerto Rico), Inc.
          (a Delaware corporation)
          Graham-Field Express (Dallas), Inc.
          (a Delaware corporation)
          Zens Data Systems, Inc.
          (a Delaware corporation)
          Graham-Field Sales Corp.
          (a Delaware corporation)
          Everest & Jennings International Ltd.
          (a Delaware corporation)
          Everest & Jennings, Inc.
          (a California corporation)
          Smith & Davis Manufacturing Company
          (a Missouri corporation)
          Everest & Jennings de Mexico S.A. de C.V.
          (a Mexico corporation)
          Everest & Jennings Canadian Limited
          (a Canadian corporation)
          Rabson Medical Sales, Ltd.
          (a New York corporation)
          Kuschall of America, Inc.
          (a California corporation)
          LaBac Systems, Inc.
          (a Colorado corporation)
          Medical Supplies of America, Inc.
          (a Georgia corporation)
          Health Care Wholesalers, Inc.
          (a Georgia corporation)
          H C Wholesalers, Inc.
          (a Georgia corporation)
          Critical Care Associates, Inc.
          (a Georgia corporation)
          Lumex/Basic American Holdings, Inc.
          (a Delaware corporation)
          Basic American Medical Products, Inc.
          (a Georgia corporation)
          Basic American Sales and Distribution Co., Inc.
          (a Delaware corporation)

EXHIBIT                                                                 PAGE
  NO.                             DESCRIPTION                           NO.
-------                           -----------                           ----
          Lumex Medical Products, Inc.
          (a Delaware corporation)
          Lumex Sales and Distribution Co., Inc.
          (a Delaware corporation)
          MUL Acquisition Corp. II
          (a Delaware corporation)
          Prism Enterprises, Inc.
          (a Delaware corporation)
          PrisTech, Inc.
          (a Delaware corporation)
          P.T. Dharma Medipro (49% equity interest)
          (an Indonesia corporation)
          Kerma Medical Products, Inc. (25% equity interest)
          (a Virginia corporation)
 23.      Consent of Independent Auditors.............................

---------------
* Incorporated by reference.

     14(b). Reports on Form 8-K

               Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRAHAM-FIELD HEALTH PRODUCTS, INC.

                                          By: /s/ JOHN G. MCGREGOR

                                            ------------------------------------
                                            John G. McGregor, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: June 3, 1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
/s/ JOHN G. MCGREGOR                              President and Chief Executive Officer   June 3, 1999
------------------------------------------------    (Principal Executive Officer)
John G. McGregor

/s/ J. SOREN REYNERTSON                           Senior Vice President, Chief            June 3, 1999
------------------------------------------------    Financial
J. Soren Reynertson                                 and Accounting Officer (Principal
                                                    Financial and Accounting Officer)

/s/ RUPERT O.H. MORLEY                            Chairman of the Board and Director      June 3, 1999
------------------------------------------------
Rupert O.H. Morley

/s/ DAVID P. DELANEY, JR.                         Director                                June 3, 1999
------------------------------------------------
David P. Delaney, Jr.

/s/ J. REX FUQUA                                  Director                                June 3, 1999
------------------------------------------------
J. Rex Fuqua

/s/ LOUIS A. LUBRANO                              Director                                June 3, 1999
------------------------------------------------
Louis A. Lubrano

/s/ MICHAEL DREYER                                Director                                June 3, 1999
------------------------------------------------
Michael Dreyer