Form 10-Q
period 1999-03-31
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1999-06-04
CIK 709136

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999, or

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

                      81 Spence Street, Bay Shore, NY 11706
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 273-2200
              (Registrant's telephone number, including area code)


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

     Common Stock, $.025 Par Value --- 31,501,680 shares as of May 28, 1999

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES


                                    I N D E X

Part I.  Financial Information:                                                      Page
         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  March 31, 1999 (Unaudited) and December 31, 1998 (Audited)

                  Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Part II. Other Information:

         Item 1.  Legal Proceedings

         Item 5.  Other Matters

         Item 6.  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                          March 31,       December 31,
ASSETS                                                      1999             1998
                                                          ---------       ------------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $   2,776,000    $   3,290,000
  Accounts receivable - less allowances
  of $19,660,000  and $20,107,000, respectively           93,364,000       90,969,000
  Inventories                                             58,565,000       63,121,000
  Other current assets                                     6,987,000        9,252,000
  Recoverable and prepaid income taxes                       788,000        1,441,000
                                                       -------------    -------------

         TOTAL CURRENT ASSETS                            162,480,000      168,073,000

PROPERTY, PLANT AND EQUIPMENT - net                       40,824,000       40,188,000

EXCESS OF COST OVER NET ASSETS ACQUIRED
  net of accumulated amortization of $22,547,000 and
  $20,664,000, respectively                              205,639,000      207,554,000

OTHER ASSETS                                              12,480,000       13,044,000
                                                       -------------    -------------
         TOTAL ASSETS                                  $ 421,423,000    $ 428,859,000
                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Credit facility                                      $  32,421,000    $  27,606,000
  Current maturities of long-term debt                     1,134,000        1,235,000
  Accounts payable                                        25,764,000       28,915,000
  Accrued expenses                                        32,332,000       33,941,000
                                                       -------------    -------------
         TOTAL CURRENT LIABILITIES                        91,651,000       91,697,000

Long-term debt and Senior Subordinated Notes             106,609,000      106,715,000
Other long-term liabilities                               10,702,000       10,580,000
                                                       -------------    -------------
         TOTAL LIABILITIES                               208,962,000      208,992,000
                                                       -------------    -------------

STOCKHOLDERS' EQUITY:
Series A preferred stock                                          --               --
Series B preferred stock                                  28,200,000       28,200,000
Series C preferred stock                                   3,400,000        3,400,000
Common stock                                                 785,000          783,000
Additional paid-in capital                               286,734,000      286,503,000
Accumulated deficit                                     (105,257,000)     (97,587,000)
Accumulated other comprehensive loss                      (1,401,000)      (1,432,000)
                                                       -------------    -------------

         TOTAL STOCKHOLDERS' EQUITY                      212,461,000      219,867,000
                                                       -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                        $ 421,423,000    $ 428,859,000
                                                       =============    =============

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
                                                                   (As Restated,
                                                                    see Note 5)
NET REVENUES:
  Medical equipment and supplies                   $ 85,266,000    $ 97,893,000
  Interest and other income                             190,000         415,000
                                                   ------------    ------------
                                                     85,456,000      98,308,000

COSTS AND EXPENSES:
  Cost of revenues                                   59,506,000      67,378,000
  Selling, general and administrative                30,114,000      29,046,000
  Interest expense                                    3,240,000       2,768,000
                                                   ------------    ------------
                                                     92,860,000      99,192,000
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                             (7,404,000)       (884,000)

INCOME TAX PROVISION                                         --         800,000
                                                   ------------    ------------
NET LOSS                                             (7,404,000)     (1,684,000)
PREFERRED STOCK DIVIDENDS                               266,000         266,000
                                                   ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS       $ (7,670,000)   $ (1,950,000)
                                                   ============    ============
Net loss per common share-basic and diluted        $      (0.24)   $      (0.06)

Weighted average number of common shares
  outstanding                                        31,351,000      30,839,000

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    1999            1998
                                                                -----------     -----------
                                                                               (As Restated,
                                                                                see Note 5)
OPERATING ACTIVITIES:
Net loss                                                        $(7,404,000)   $ (1,684,000)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Depreciation and amortization                                3,780,000       3,872,000
     Deferred income taxes                                               --         790,000
     Provisions for losses on accounts receivable                   716,000         443,000
     Non cash compensation component of employee stock options           --         954,000
Changes in operating assets and liabilities:
    Accounts receivable                                          (3,111,000)     (8,905,000)
    Inventories                                                   4,556,000        (184,000)
     Other current assets and recoverable
      and prepaid income taxes                                    2,918,000      (3,803,000)
     Accounts payable, accrued expenses and other liabilities    (4,680,000)     (8,057,000)
                                                                -----------    ------------
                  NET CASH USED IN OPERATING ACTIVITIES          (3,225,000)    (16,574,000)
                                                                -----------    ------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                       (2,027,000)     (2,551,000)
Proceeds from sale of asset held for sale                                --      60,167,000
Increase in excess of cost over net assets acquired                      --        (488,000)
Net decrease in other assets                                        139,000         194,000
                                                                -----------    ------------

                  NET CASH (USED IN) PROVIDED BY
                    INVESTING ACTIVITIES                        $(1,888,000)   $ 57,322,000
                                                                -----------    ------------

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (Unaudited)

                                                         Three Months Ended
                                                            March 31, 1998
                                                         ------------------
                                                        1999            1998
                                                        ----            ----
                                                                     (Restated)
FINANCING ACTIVITIES:
Net borrowings (repayments) under Credit Facility   $ 4,815,000    $(46,103,000)
Principal payments on long-term debt                   (216,000)       (578,000)
Proceeds on exercise of stock options                        --       4,639,000
                                                    -----------    ------------
         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                         4,599,000     (42,042,000)
                                                    -----------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS               $  (514,000)   $ (1,294,000)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                   3,290,000       4,430,000
                                                    -----------    ------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                       $ 2,776,000    $  3,136,000
                                                    ===========    ============

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                       $ 5,696,000    $  5,426,000
                                                    ===========    ============

Income taxes paid (net of refunds)                  $  (653,000)   $          0
                                                    ===========    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Investment in preferred stock received as
partial proceeds from sale of assets                               $  1,539,000
                                                                   ============

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

1.       GENERAL AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

         The Company has incurred significant losses in each of the three years in the period ended December 31, 1998 and in the first quarter of 1999. These losses have arisen as a result of significant amounts of merger, restructuring and other expenses related to acquisitions completed in 1996 and 1997, the failure to integrate effectively these acquisitions and realize the benefits and synergies to be derived therefrom, and the impact of intense competition within the healthcare industry. The losses included significant charges relating to provisions for accounts receivable, inventory and other asset write-offs in 1997 and 1998, a provision to increase the valuation allowance on deferred tax assets in 1998, and certain professional and other advisory fees in the first quarter of 1999, all of which management believes to be substantially non-recurring. Further, the Company and certain of its directors and officers have been named as defendants in at least fifteen putative class action lawsuits which have been consolidated into an amended complaint (see Note 9).


         The Company was not in compliance with certain financial covenants, and other terms and provisions contained in its Senior Secured Revolving Credit Facility (the "Credit Facility") as of March 31, 1999. On April 22, 1999 (and subsequently as amended as of May 21, and June 3, 1999), the Company entered into an amendment to the Credit Facility, which provided for, among other things, a waiver of these defaults, an amendment to certain financial covenants, a new undrawn availability covenant relating to scheduled interest payments on the Senior Subordinated Notes (as hereinafter defined), and other terms and provisions consistent with the Company's business plan for the remainder of 1999, and extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000.

         In response to the losses incurred in 1997, 1998 and the first quarter of 1999, management has commenced a program to reduce operating expenses, improve gross margins, reduce the investment in working capital during the remainder of 1999 and take other actions to improve its cash flow. These actions include, but are not limited to, (i) the completion of the activities contemplated by the Company's restructuring plan as further described in Note 8;
(ii) the initiation of inventory reduction and product rationalization programs;
(iii) the tightening of credit policies and payment terms; (iv) the reduction in previously budgeted capital expenditures; (v) the implementation of streamlined product pricing and product return guidelines; (vi) the initiation of an aggressive program to collect past due accounts receivable; and (vii) the realignment and consolidation of sales forces and territories.

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

         Management believes that such objectives are attainable, however, there can be no assurance that the Company will be successful in its efforts to improve its cash flow from operations or that it will be able to obtain such additional borrowing availability on satisfactory terms in a timely manner to provide sufficient cash from operations, capital expenditures and regularly scheduled debt service. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 (unaudited), the results of operations for the three months ended March 31, 1999 and 1998 (unaudited) and the statements of cash flows for the three months ended March 31, 1999 and 1998 (unaudited).

         It should be noted that the accompanying financial statements and notes thereto do not purport to be complete disclosures in conformity with generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make the information contained herein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         As further described in Note 5 to the Condensed Consolidated Financial Statements, the 1998 quarterly results have been restated to correct for certain improperly recorded transactions.

         Inventories at March 31, 1999 have been valued at standard cost for manufactured goods and at average cost for other inventories based primarily on perpetual records, each of which approximates actual cost on the first-in, first-out method.

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. During the first quarter of 1999 and 1998, total comprehensive loss amounted to ($7,373,000) and ($891,000), respectively.

         In March 1998, Statement of Position 98-01 ("SOP 98-01"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. SOP 98-01 requires certain costs associated with developing or obtaining software for internal use to be expensed as incurred until certain capitalization criteria are met. The Company has adopted SOP 98-01 as of January 1, 1999. Based on the Company's current information systems plans, which include completing its Year 2000 remediation program and the upgrade of its order entry and manufacturing system, adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company currently does not use derivative instruments and therefore, adoption of this statement is not expected to impact the Company.

         The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results for the full year.

2.       EARNINGS PER SHARE

         Basic and diluted net loss per common share was computed using the weighted average number of common shares outstanding and by assuming the accrual of a dividend of 1.5% on the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock"), for the quarter ended March 31, 1999 and 1998. Conversion of the preferred stock and common equivalent shares was not assumed since the result would have been antidilutive.

3.       INVENTORIES

         Inventories consist of the following:

                                                 March 31,         December 31,
                                                 ---------         ------------
                                                   1999                1998
         Raw materials                         $  12,866,000      $  10,739,000
         Work-in-process                           5,680,000          5,412,000
         Finished goods                           40,019,000         46,970,000
                                              --------------     --------------
                                               $  58,565,000      $  63,121,000
                                               =============      =============

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                    March 31,       December 31,
                                                      1999             1998
                                                    ---------       ------------
Land and buildings                                $ 18,463,000     $ 18,366,000
Equipment                                           35,028,000       33,909,000
Furniture and fixtures                               3,388,000        3,219,000
Leasehold improvements                               3,926,000        3,865,000
Construction in progress                             2,556,000        1,923,000
                                                  ------------     ------------
                                                    63,361,000       61,282,000
Accumulated depreciation and amortization          (22,537,000)     (21,094,000)
                                                  ------------     ------------
                                                  $ 40,824,000     $ 40,188,000
                                                  ============     ============

5.       RESTATEMENT

         The Company has restated its financial results for the first, second and third quarters of 1998 to correct for certain improperly recorded transactions. Such adjustments increased the net loss reported in the first and second quarters of 1998 by $971,000 and $249,000, respectively, and decreased the net loss reported in the third quarter of 1998 by $739,000. The adjustments were primarily related to previously unrecognized stock compensation charges of $954,000 in the first quarter of 1998 and an $800,000 reduction in the previously recorded estimated separation charges in the third quarter of 1998.

         The following Consolidated Statements of Operations compare the previously reported and restated financial information for the first quarter of 1998.

                                                     First Quarter 1998
                                                   --------------------------
                                                   As Previously        As
                                                     Reported        Restated
                                                   -------------   ------------
Net revenues                                       $ 98,142,000    $ 98,308,000
Cost of revenues                                     67,102,000      67,378,000
Selling, general and administrative                  28,210,000      29,046,000
Interest expense                                      2,743,000       2,768,000
                                                   ------------    ------------
Income before income taxes                               87,000        (884,000)
Income taxes                                            800,000         800,000
                                                   ------------    ------------
Net loss                                               (713,000)     (1,684,000)
Preferred stock dividends                               266,000         266,000
                                                   ------------    ------------
Net loss attributable to common shareholders       $   (979,000)   $ (1,950,000)
                                                   ============    ============

Net loss per common share-basic and diluted        $      (0.03)   $      (0.06)


6.       INCOME TAXES

         The Company did not record an income tax benefit for the three months ended March 31, 1999 due to the uncertain future realization of such benefits.

         At March 31, 1999, the Company has a full valuation allowance recorded against its net deferred tax assets. The Company will realize these tax benefits when the Company generates taxable income. $12.1 million of the $37.0 million valuation allowance is attributable to the acquired net operating loss carryforward and other deferred tax assets of Everest & Jennings International Ltd. When realized, the tax benefit will be recorded as a reduction of the excess of cost over net assets acquired.

         Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

7.       DISPOSAL OF ASSETS

         In connection with the Company's acquisition of Fuqua Enterprises, Inc. (currently known as Lumex/Basic American Holdings, Inc.) ("Fuqua") on December 30, 1997, the Company acquired the leather operations of Fuqua (the "Leather Operations"). It was the Company's intention to dispose of the Leather Operations as soon as reasonably practicable following the consummation of the acquisition of Fuqua. Accordingly, the net assets of the Leather Operations were reflected as "assets held for sale" in the amount of $61,706,000 on the balance sheet as of December 31, 1997. On January 27, 1998, the Company sold the Leather Operations for $60,167,400 in cash, 5,000 shares of Series A Preferred Stock of the buying entity with a stated value of $4,250,000 (valued at $1,539,000) and the assumption of debt of $2,341,250. The cash proceeds from the sale of the Leather Operations were used to repay the indebtedness incurred under the terms of the Credit Facility, which was used to retire the Fuqua indebtedness.

8.       ACQUISITION INTEGRATION AND RESTRUCTURING PLAN

         In connection with the acquisition of Fuqua on December 30, 1997, the Company adopted a plan to implement certain strategic restructuring initiatives (the "Restructuring Plan") and recorded $18,151,000 of restructuring charges and $4,393,000 of indirect merger charges. The plan consists of a broad range of efforts, including the consolidation of the Company's Temco manufacturing operations in New Jersey into Fuqua's Lumex manufacturing facility in New York, relocation of the Company's corporate headquarters to the Lumex facility, and the closure and/or consolidation of certain other distribution facilities and operations.

         As of March 31, 1999 the Company had completed the majority of the initiatives contemplated in the Restructuring Plan, including the consolidation of the Temco operations into the Lumex facility and the closure of certain distribution centers. The Company expects to complete the closure of the remaining distribution center contemplated in the Restructuring Plan by June 30, 1999.

The following summarizes the activity in the restructuring and merger related accrual for the quarter ended March 31, 1999:

                               Accrual Balance    Cash Payments    Accrual Balance
                                 December 31,           In            March 31,
                                     1998              1999             1999
                               ---------------    -------------    ---------------
Facility exit costs              $ 11,898,000      $   (402,000)     $11,496,000
Severance                             144,000           (46,000)          98,000
Merger related                        120,000                --          120,000
                                 ------------      ------------      -----------
                                 $ 12,162,000      $   (448,000)     $11,714,000
                                 ============      ============      ===========

9.       LEGAL PROCEEDINGS

         Following the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the Company and certain of its directors and officers were named as defendants in at least fifteen putative class action lawsuits filed primarily in the United States District Court for the Eastern District of New York on behalf of all purchasers of Common Stock of the Company, including former Fuqua shareholders who received shares of the Company Common Stock when the Company acquired Fuqua in December 1997, during various periods within the time period May 1997 to March 1998. The class actions were consolidated into an amended consolidated class action complaint as of January 29, 1999, and lead counsel was selected. The amended consolidated class action complaint asserts claims against the Company and the other defendants for violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the Company's business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company Common Stock was artificially inflated during the putative class periods. The amended consolidated class action complaint focuses on statements made concerning the Company's integration of its various recent acquisitions, as well as statements about the Company's inventories, accounts receivable, expected earnings and sales levels. The plaintiffs seek unspecified compensatory damages and costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative classes.

         In March 1999, the Company reported that an investigation conducted by the Company's Audit Committee, with the assistance of Rogers & Wells LLP, had found certain accounting errors and irregularities with respect to the Company's financial results for 1996 and 1997. Rogers & Wells LLP retained the accounting firm of Arthur Andersen LLP to assist in conducting the investigation and in providing advice on accounting matters. Based on the results of the investigation, the Company has restated its financial results for 1996 and 1997. While the accounting errors and irregularities are not presently the basis for the pending class actions, counsel to the class plaintiffs have informed the Company's counsel that plaintiffs may seek to amend the consolidated complaint to allege claims based on such items.

         The Company intends to defend the lawsuit vigorously, but the Company is not currently able to evaluate the likelihood of success in this case or the range of potential loss. However, if the foregoing proceeding were determined adversely to the Company, management believes that such a judgment could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows. In addition, the staff of the SEC has advised the Company that the SEC may conduct an investigation with respect to the aforementioned accounting irregularities.

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

         In March 1994, Suffolk County Authorities initiated an investigation to determine whether regulated substances had been discharged in excess of permitted levels from the Lumex division (the "Lumex Division") located in Bay Shore, New York, which was acquired by Fuqua in April 1996. An environmental consulting firm was engaged by the Lumex Division to conduct a more comprehensive site investigation, develop a remediation work plan and provide a remediation cost estimate. These activities were performed to determine the nature and extent of contaminants present on the site and to evaluate their potential off-site extent. In connection with the acquisition of the Lumex Division, Fuqua assumed by contract the obligations associated with this environmental matter. In late 1996, Fuqua conducted surficial soil remediation at the Bay Shore facilities and reported the results to the Suffolk County Authorities in March 1997. A ground water work plan was submitted concurrently with the soil remediation report. In May 1997, the Suffolk County Authorities stated that they were satisfied with the soil remediation that had been conducted by Fuqua and provided comments on the ground water work plan.

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

         In April 1996, Fuqua acquired the Lumex Division from Cybex International, Inc. (formerly Lumex, Inc.) for the purchase price of $40.7 million, subject to a final purchase price adjustment in the asset sale agreement. The final purchase price adjustment was disputed and, pursuant to the asset sale agreement was resolved through arbitration. On July 30, 1998, Fuqua received a payment of $2,468,358 (inclusive of interest) from Cybex, of which $2,384,606 was recorded as a reduction of the excess of cost over net assets acquired at September 30, 1998.

         In March 1997, Fuqua gave notice to the seller to preserve Fuqua's indemnification rights provided under the terms of the asset sale agreement. In February 1998, Fuqua filed in the State Court of Fulton County a lawsuit against the seller and certain former officers stating claims for fraud, breach of warranty, negligent misrepresentation, Georgia RICO, and attorney's fees. Defendants filed an answer and counterclaim on April 7, 1998, denying liability and asserting fifteen defenses. On February 18, 1999, Cybex paid Fuqua $2.6 million in settlement of all of Fuqua's claims. As part of the settlement, Cybex released Fuqua from all liability in connection with Cybex's counterclaim.

         On August 3, 1998, the Company and another defendant, one of the Company's employees, were served with a lawsuit initiated by JOFRA Enterprises, Inc. ("JOFRA") in New York State Supreme Court, Westchester County. The complaint, seeking damages of $25,000,000, alleges that the Company's hiring of a certain officer and employees of JOFRA constituted, among other things, unfair competition and wrongful appropriation of business opportunities. Pursuant to the defendant-employee's employment agreement, the defendant-employee is seeking indemnification with respect to such claims. Discovery is proceeding in the action. The Company considers the plaintiff's allegations to be without merit and intends to defend this lawsuit vigorously.

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

10.      MANAGEMENT CHANGE

         On March 24, 1999, the Board of Directors appointed a new President and Chief Executive Officer and a new Chief Financial Officer who are employed with Jay Alix & Associates ("JA&A"), a corporate turnaround and financial restructuring consulting firm. In connection with such appointments, the Company entered into a Consulting Agreement which provides for billings on an hourly basis for services rendered. In addition, JA&A was granted a stock option with a four year term to purchase 200,000 shares of the Company Common Stock which vests and becomes exercisable seven months following the termination of the consulting engagement (or upon the consummation of a sale of the business, if earlier). The stock option contains an exercise price equal to the lowest five day average closing price of the Company Common Stock for the period beginning on March 24, 1999 and ending on the earlier to occur of (i) consummation of a sale of the business, or (ii) June 22, 1999. The Consulting Agreement also provides for a contingent success fee in the event of a sale of all or a portion of the Company's business. The minimum amount payable to JA&A under the Consulting Agreement, inclusive of any contingent success fee, is $1,000,000.

11.      SUBSEQUENT EVENTS

         Effective as of May 12, 1999, BIL Securities (Offshore) Ltd. ("BIL") waived certain events of default under a $4 million note owing by the Company to BIL (the "BIL Note") and exchanged all of its right, title and interest under the BIL Note, in consideration of the issuance of 2,036 fully paid, validly issued, non-assessable shares of the Company's Series D Preferred Stock (the "Series D Preferred Stock"). The shares of Series D Preferred Stock are non-voting, but have substantially the same economic rights as 2,036,000 shares of Common Stock. Based on the closing price of the Common Stock on May 12, 1999, that number of shares would have a market value of $4,072,000, which equals the aggregate of the unpaid principal amount and accrued interest on the BIL Note. Simultaneously with the closing of such transaction, Graham-Field and BIL entered into an agreement dated as of May 12, 1999, which provided Graham-Field with the sole and exclusive option for a period of one year following May 12, 1999, to convene a meeting of its stockholders or take such other corporate action, in accordance with applicable laws and regulatory requirements, as may be required to obtain applicable corporate approval to exchange each share of Series D Preferred Stock for 1,000 shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         This report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements include, but are not limited to, statements relating to (i) the Company's ability to continue as a going concern (ii) the Company's ability to reduce operating expenses and working capital investment and obtain additional financing to operate the business, (iii) the expansion of the Company's market share, (iv) the Company's growth into new markets, (v) the development of new products and product lines to appeal to the needs of the Company's customers, (vi) the consolidation of the Graham-Field Express distribution network, (vii) obtaining regulatory and governmental approvals, (viii) the upgrading of the Company's technological resources and systems, (ix) the ability of the Company to implement its Year 2000 remediation plan and address the risk related to Year 2000 compliance, and
(x) the retention of the Company's earnings for use in the operation and expansion of the Company's business.

         Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the Company's ability to continue as a going concern, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, the Company's ability to effectively integrate acquired companies, and realize certain manufacturing, operational and distribution efficiencies and cost savings, the termination of the Company's Wheelchair Supply Agreement with P.T. Dharma Polimetal ("P.T. Dharma"), an Indonesian company, the ability of the Company to maintain its gross profit margins, the ability to obtain financing to operate the Company's business, the ability of the Company to implement its Year 2000 remediation plan and address the risks related to Year 2000 compliance, the ability of the Company to successfully defend the class actions arising out of the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, adverse litigation results, the acceptance and quality of new software and hardware products which will enable the Company to expand its business, the acceptance and ability to manage the Company's operations in foreign markets, possible disruptions in the Company's computer systems or distribution technology systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and the Company's Registration Statement on Form S-4 dated as of December 19, 1997.

         The forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied, by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and in light of the significant uncertainties inherent in forward-looking statements, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Operating Revenues

         Operating revenues for the three month period ended March 31, 1999 were $85,266,000, representing a decrease of approximately 12.9% from the same period in the prior year. The decrease is primarily due to intense competition in the healthcare industry, the implementation of more stringent credit policies, the effect of the Company's product rationalization programs to eliminate unprofitable product lines, and the negative impact of certain customers experiencing financial difficulty.

         In March 1996, Graham-Field Express was introduced to offer "same-day" and "next-day" service to home healthcare dealers of certain strategic home healthcare products, including patient aids, adult incontinence products, Everest & Jennings wheelchairs, Smith & Davis homecare beds, nutritional supplements and other freight and time sensitive products. As of March 31, 1999, Graham-Field Express facilities were operating from five (5) distribution facilities located in the Bronx, New York; Puerto Rico; Baltimore, Maryland; Cleveland, Ohio; and Boston, Massachusetts (which opened in the second quarter of 1998), as compared to six (6) Graham-Field Express facilities which were operating as of March 31, 1998. During the three month period ended March 31, 1999, the Company had eliminated Graham-Field Express facilities located in Louisville, Kentucky and Dallas, Texas. Revenues attributable to Graham-Field Express were approximately $20 million and $18.3 million for the three month periods ended March 31, 1999 and 1998, respectively. The Company intends to moderate the growth of the Graham-Field Express program and may further consolidate the Graham-Field Express distribution network.

Interest and Other Income

         Interest and other income for the three month period ended March 31, 1999 was $190,000 as compared to $415,000 for the same period in the prior year. The decrease is primarily due to lower net sublease income and lower interest income recognized under a loan arrangement with P.T. Dharma.

Cost of Revenues

         Cost of revenues as a percentage of operating revenues was 69.8% for the three month period ended March 31, 1999, as compared to 68.8% recorded in the same period in the prior year. Gross margin decreased primarily due to intense competition and pricing pressures within the healthcare industry.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of operating revenues for the three month period ended March 31, 1999 was 35.3% as compared to 29.7% in the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of operating revenue is primarily the result of non-recurring accounting, audit and other professional expenses (the "Non-Recurring Expenses") associated with the accounting investigation conducted by the Company's Audit Committee relating to the Company's restatement of its financial results for 1996 and 1997, consulting fees incurred in connection with the initial implementation of the Company's strategic and operating business plan, and a decrease in operating revenues. Excluding these items, selling, general and administrative expenses for the three month period ended March 31, 1999 were $26,701,000, as compared to $29,046,000 in the same period in the prior year.

Interest Expense

         Interest expense for the three month period ended March 31,1999 increased to $3,240,000, as compared to $2,768,000 for the same period in the prior year. The increase is primarily due to an increased level of borrowings under the Credit Facility and a higher cost of borrowings.

Net Loss

         Loss before income taxes for the three month period ended March 31, 1999 was $7,404,000, as compared to a loss before income taxes of $884,000 for the same period in the prior year.

         The increase in the loss before income taxes was primarily due to a decrease in operating revenues, an increase in cost of revenues, an increase in selling, general and administrative expenses, primarily as a result of the Non-Recurring Expenses and consulting expenses, and an increase in interest expense.

         The Company had a net loss for the three month period ended March 31, 1999 of $7,404,000 as compared to a loss of $1,684,000 for the same period in the prior year. For the three month period ended March 31, 1999, the Company did not record an income tax benefit because the Company recorded a full valuation allowance against its net deferred tax assets. The Company recorded income tax expense of $800,000 for the same period in the prior year.

         The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

         The Company had net working capital of $70,829,000 at March 31,1999, as compared to $76,376,000 at December 31, 1998. The decrease is primarily attributable to cash used in operations of $3,225,000, payments of $2,027,000 for the purchase of property, plant and equipment and offset by an increase in borrowings under the revolving Credit Facility.

         Cash used in operations for the three month period ended March 31, 1999 was $3,225,000, as compared to $16,574,000 in the same period in the prior year. The decrease is primarily due to a lower investment in accounts receivable by approximately $5.8 million relative to the investment in the 1998 period, a decrease in inventories of $4.7 million, a decrease in other current assets of $6.5 million, offset by an increase in the net loss adjusted for non-cash items and a reduction in accounts payable and accrued expenses of $3.6 million. The lower investment in accounts receivable and decrease in inventories are the result of the implementation of strategic initiatives to collect past due receivables and reduce inventory levels as well as a lower level of sales.

         The Credit Facility. The Credit Facility provides for borrowings of up to $50 million (after giving effect to the 1999 Amendment, as defined below), including letters of credit and bankers acceptances arranged by IBJ Whitehall Business Credit Corporation, as agent. Under the terms of the Credit Facility, borrowings bear interest at IBJ's prime rate (7.75% at March 31, 1998) plus one percent.

         As of March 31, 1999, the Company was not in compliance with certain financial covenants and other terms and provisions contained in the Credit Facility. On April 22, 1999, the Company entered into an amendment, which was subsequently amended on May 21 and June 3, 1999 (the "1999 Amendment"). The 1999 Amendment provides for, among other things, the waiver of these defaults, an amendment to certain financial covenants, a new undrawn availibility covenant relating to scheduled interest payments on the Senior Subordinated Notes, and other terms and provisions contained in the Credit Facility, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000. The 1999 Amendment reduced the maximum revolving advance amount under the Credit Facility from $80 million to $50 million, and reduced and/or eliminated certain availability and borrowing base reserves. After giving effect to the 1999 Amendment, which includes the reduction and/or elimination of certain availability and borrowing base reserves, the Company's availability to borrow funds under the Credit Facility remains relatively unchanged. As part of the 1999 Amendment, the Company is required to pay a waiver fee (the "Waiver Fee") in the amount of $400,000 on or before June 30, 1999, unless the Company either presents an acceptable business plan to the banks on or before June 30, 1999, or repays in full all outstanding obligations under the Credit Facility on or before June 30, 1999. Notwithstanding the foregoing, in the event the Company is in receipt on or before June 30, 1999, of a commitment letter, letter of intent or agreement to (i) sell substantially all or a part of the assets or equity securities of the Company in a sale, merger, consolidation or other similar transaction, which results in the repayment of all of the outstanding obligations under the Credit Facility, or (ii) refinance the indebtedness under the Credit Facility (the transactions referred to in clauses (i) and (ii) are individually referred to as a "Significant Transaction"), the payment date for the Waiver Fee will be extended until the earlier to occur of the consummation of a Significant Transaction, which results in the repayment of all outstanding obligations under the Credit Facility, or ninety (90) days from June 30, 1999. The Credit Facility is secured by substantially all of the assets of the Company and the pledge of the capital stock of certain of the Company's subsidiaries.

         As of June 1, 1999, after giving effect to the 1999 Amendment, the Company has unused availability of approximately $7.2 million. The Company has incurred significant losses in each of the three years in the period ended December 31, 1998 and in the first quarter of 1999. These losses have arisen as a result of a significant amount of merger, restructuring and other expenses related to acquisitions completed in 1996 and 1997, the failure to integrate effectively these acquisitions and realize the benefits and synergies to be derived therefrom, and the impact of intense competition within the healthcare industry. The losses included significant charges relating to provisions for accounts receivable, inventory and other asset write-offs in 1997 and 1998, a provision to increase the valuation allowance on deferred tax assets in 1998, and certain professional and other advisory fees in the first quarter of 1999, all of which management believes to be substantially non-recurring. Further, the Company and certain of its directors and officers have been named as defendants in at least fifteen putative class action lawsuits which have been consolidated into an amended complaint (see Note 9 to the Consolidated Financial Statements).

         In response to the losses incurred in 1997, 1998, and the first quarter of 1999, management has commenced a program to reduce operating expenses, improve gross margins and reduce the investment in working capital during the remainder of 1999 and take other actions to improve its cash flow. These actions include, but are not limited to, (i) the completion of the activities contemplated by the Company's restructuring plan as further described in Note 8 to the Consolidated Financial Statements; (ii) the initiation of inventory reduction and product rationalization programs; (iii) the tightening of credit policies and payment terms; (iv) the reduction in previously budgeted capital expenditures; (v) the implementation of streamlined product pricing and product return guidelines; (vi) the initiation of an aggressive program to collect past due accounts receivable; and (vi) the realignment and consolidation of sale forces and territories.

         Notwithstanding the actions described above, the Company currently expects that it will be necessary to obtain approximately $5 to $10 million of additional or borrowing availability by August 1999. Management believes that it will be able to obtain the additional borrowing availability by financing certain unencumbered real estate or through a secondary financing; however, it has not yet obtained such financing commitment. Management also believes that, if necessary, it could sell certain assets to meet cash requirements, which would require the consent of the lenders under the Credit Facility.

         Management believes that such objectives are attainable, however, there can be no assurance that the Company will be successful in its efforts to improve its cash flow from operations or that it will be able to obtain such additional borrowing availability on satisfactory terms in a timely manner to provide sufficient cash for operations, capital expenditures and regularly scheduled debt service. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Senior Subordinated Notes. On August 4, 1997, Graham-Field issued its $100 million Senior Subordinated Notes (the "Senior Subordinated Notes") under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). On February 9, 1998, Graham-Field completed its exchange offer to exchange the outstanding Senior Subordinated Notes for an equal amount of the new Senior Subordinated Notes, which have been registered under the Securities Act. The new Senior Subordinated Notes are identical in all material respects to the previously outstanding Senior Subordinated Notes. The Senior Subordinated Notes bear interest at the rate of 9.75% per annum and mature on August 15, 2007. The Senior Subordinated Notes are general unsecured obligations of Graham-Field, subordinated in right of payment to all existing and future senior debt of Graham-Field, including indebtedness under the Credit Facility. The Senior Subordinated Notes are guaranteed (the "Subsidiary Guarantees"), jointly and severally, on a senior subordinated basis by all existing and future restricted subsidiaries of Graham-Field (the "Guaranteeing Subsidiaries"). The Subsidiary Guarantees are subordinated in right of payment to all existing and future senior debt of the Guaranteeing Subsidiaries, including any guarantees by the Guaranteeing Subsidiaries of Graham-Field's obligations under the Credit Facility.

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

         The net proceeds from the offering of the Senior Subordinated Notes were used to repay $60.3 million of indebtedness under the Credit Facility and $5 million of indebtedness due to BIL. The balance of the proceeds was used for general corporate purposes, including the funding for acquisitions, the opening of additional Graham-Field Express facilities and strategic alliances.

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

BIL Note

         Effective as of May 12, 1999, BIL waived certain events of default under the BIL Note and exchanged all of its right, title and interest under the BIL Note, in consideration of the issuance of 2,036 fully paid, validly issued, non-assessable shares of the Company's Series D Preferred Stock. The shares of Series D Preferred Stock are non-voting, but have substantially the same economic rights as 2,036,000 shares of Common Stock. Based on the closing price of the Common Stock on May 12, 1999, that number of shares would have a market value of $4,072,000, which equals the aggregate of the unpaid principal amount and accrued interest on the BIL Note. Simultaneously with the closing of such transaction, Graham-Field and BIL entered into an agreement dated as of May 12, 1999, which provided Graham-Field with the sole and exclusive option for a period of one year following May 12, 1999, to convene a meeting of its stockholders or take such other corporate action, in accordance with applicable laws and regulatory requirements, as may be required to obtain applicable corporate approval to exchange each share of Series D Preferred Stock for 1,000 shares of Common Stock.

Year 2000

         The following disclosure is intended to be a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Graham-Field has developed, and is in the process of implementing, a Year 2000 ("Y2K") remediation plan, in an attempt to address the risks related to the Y2K compliance of information technology ("IT") systems, non-IT systems and products, and relationships with third parties. The Company has three major IT application environments: distribution, manufacturing and warehouse automation. Management has selected application packages for distribution and manufacturing functions which the Company believes are Y2K compliant based upon representations from the supplier of such application packages. Management believes, subject to completion of its review of the Y2K compliance of its critical business partners (as discussed below) and completion of product testing, that the current warehouse automation systems should be Y2K compliant. With respect to each of these application environments, the Company is relying on the Y2K compliance representations of suppliers and other third parties whose activities may impact the Company's business operations. The Company will be conducting Y2K compliance testing of these application packages.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of March 31, 1999, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Mexico and Canada; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 9.75%, and borrowings under its Credit Facility, which bear interest at IBJ's prime rate, as adjusted from time to time, plus one percent.

Part II. Other Information

Item 1.  Legal Proceedings

         See Note 9 to the Condensed Consolidated Financial Statements.

Item 5.  Other Matters

         On March 24, 1999, the Board of Directors appointed a new President and Chief Executive Officer and a new Chief Financial Officer, who are employed with Jay Alix & Associates ("JA&A"), a corporate turnaround and financial restructuring consulting firm. In connection with such appointments, the Company entered into a Consulting Agreement which provides for billings on an hourly basis for services rendered. In addition, JA&A was granted a stock option with a four year term to purchase 200,000 shares of the Company Common Stock which vests and becomes exercisable seven months following the termination of the consulting engagement (or upon the consummation of a sale of the business, if earlier). The stock option contains an exercise price equal to the lowest, five day average closing price of the Company Common Stock for the period beginning on March 24, 1999 and ending on the earlier to occur of (i) consummation of a sale of the business, or (ii) June 22, 1999. The Consulting Agreement also provides for a contingent success fee in the event of a sale of all or a portion of the Company's business. The minimum amount payable to JA&A under the Consulting Agreement, inclusive of any contingent success fee, is $1,000,000.

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

Item 6.  Exhibits and Reports on Form 8-K

         EXHIBITS:

         Exhibit
         No.                           Description
         ---                           -----------
         4.1      Certificate of Designation of Graham-Field Health Products,
                  Inc.'s ("Graham-Field") Series D Preferred Stock, incorporated by reference to Exhibit 4.5 to the 1998 Form 10-K.

         10.1     Supply Agreement, by and between Everest & Jennings, Inc. and
                  P.T. Dharma Polimetal, dated as of March 5, 1999, incorporated by reference to Exhibit 10.21 to the 1998 Form 10-K.

         10.2 Letter Agreement to International Distributorship Agreement dated as of January 26, 1999,

                  by and between Graham-Field and Thuasne, incorporated by reference to Exhibit 10.24 to the 1998 Form 10-K.

         10.3     Pledge Agreement, dated September 15, 1998, made by and among
                  IBJ Whitehall Business Credit Corporation ("IBJ"),
                  Graham-Field, Graham-Field, Inc., Everest & Jennings, Inc.,
                  Medical Supplies of America, Inc., Lumex/Basic American
                  Holdings, Inc., Basic American Medical Products, Inc., Lumex
                  Medical Products, Inc., Prism Enterprises, Inc. and Everest &
                  Jennings International Ltd., incorporated by reference to
                  Exhibit 10.41 to the 1998 Form 10-K.

         10.4     Amendment No. 7 dated as of April 22, 1999, to the Revolving
                  Credit and Security Agreement dated as of December 10, 1996
                  (the "Revolving Credit Agreement"), by and among IBJ and
                  Graham-Field, Graham-Field, Inc., Graham-Field Temco, Inc.,
                  Graham-Field Distribution, Inc., Graham-Field Bandage, Inc.,
                  Graham-Field Express (Puerto Rico), Inc., Everest & Jennings,
                  Inc., LaBac Systems, Inc., Medical Supplies of America, Inc.,
                  Health Care Wholesalers, Inc., HC Wholesalers, Inc., Critical
                  Care Associates, Inc., Lumex/Basic American Holdings, Inc.,
                  Basic American Medical Products, Inc., Lumex Medical Products,
                  Inc., Prism Enterprise, Inc., Basic American Sales and
                  Distribution Co.Inc., PrisTech, Inc., Lumex Sales and Distribution
                  Co., Inc., and MUL Acquisition Corp. II, incorporated by
                  reference to Exhibit 10.42 to the 1998 Form 10-K.

         10.5 Letter Amendments dated as of May 21, 1999 and June 3, 1999, to the Revolving Credit Agreement, by and among IBJ and Graham-Field, Graham-Field, Inc., Graham-Field Temco, Inc.,
                  Graham-Field Distribution, Inc., Graham-Field Bandage, Inc.,
                  Graham-Field Express (Puerto Rico), Inc., Everest & Jennings,
                  Inc., LaBac Systems, Inc., Medical Supplies of America, Inc.,
                  Health Care Wholesalers, Inc., HC Wholesalers, Inc., Critical
                  Care Associates, Inc., Lumex/Basic American Holdings, Inc.,
                  Basic American Medical Products, Inc., Lumex Medical Products,
                  Inc., Prism Enterprises, Inc., Basic American Sales and
                  Distribution Co.Inc., PrisTech, Inc., Lumex Sales and
                  Distribution Co., Inc., and MUL Acquisition Corp. II, incorporated by reference to Exhibit 10.43 to the 1998 Form
                  10-K.

         10.6     Agreement dated as of March 24, 1999, by and between Jay Alix
                  & Associates and Graham-Field, incorporated by reference to
                  Exhibit 10.74 to the 1998 Form 10-K.

         10.7     Letter Agreement dated as of May 12, 1999, by and between BIL
                  Securities (Offshore) Limited and Graham-Field, incorporated by reference to Exhibit 10.75 to the 1998 Form 10-K.

         10.8     Letter Agreement dated as of May 12, 1999, by and among BIL
                  Securities (Offshore) Limited, BIL (Far East Holdings)
                  Limited, and Graham-Field, incorporated by reference to
                  Exhibit 10.76 to the 1998 Form 10-K.

         Reports on Form 8-K:

                  Not applicable.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                             (Registrant)

Date: June 3, 1999                           /s/ John G. McGregor
                                             ----------------------------------
                                             John G. McGregor
                                             President and
                                             Chief Executive Officer

Date: June 3, 1999                           /s/ J. Soren Reynertson
                                             ----------------------------------
                                             J. Soren Reynertson
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)