Form 10-Q
period 1999-06-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1999-08-13
CIK 709136

                                                       AUGUST 11, 1999, 08:16 PM

                                    FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999

                                                         or

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

Common Stock, $.025 Par Value --- 31,594,633 shares as of August 5, 1999

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                    I N D E X

Part I.  Financial Information:                                                                           Page
                                                                                                          ----

         Item 1.  Financial Statements:

                           Condensed Consolidated Balance Sheets -
                           June 30, 1999 (Unaudited) and December 31, 1998
                           (Audited)                                                                         3

                           Condensed Consolidated Statements of Operations for
                           the three and six months ended June 30, 1999 and 1998
                           (Unaudited)                                                                       4

                           Condensed Consolidated Statements of Cash Flows for
                           the six months ended June 30, 1999 and 1998 (Unaudited)                         5-6


                           Notes to Condensed Consolidated Financial Statements
                           (Unaudited)                                                                    7-15

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                           16-23

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                23


Part II. Other Information:

         Item 1.  Legal Proceedings                                                                         23

         Item 6.  Exhibits and Reports on Form 8-K                                                          23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                                   June 30,           December 31,
         ASSETS                                                      1999                1998
                                                                -------------        -------------
                                                                 (unaudited)           (audited)
CURRENT ASSETS:

  Cash and cash equivalents                                     $   2,167,000        $   3,290,000
  Accounts receivable - less allowances for doubtful
   accounts of $20,893,000 and $20,107,000, respectively           83,083,000           90,969,000
  Inventories                                                      54,299,000           63,121,000
  Other current assets                                              6,112,000            9,252,000
  Recoverable and prepaid income taxes                                951,000            1,441,000
                                                                -------------        -------------

         TOTAL CURRENT ASSETS                                     146,612,000          168,073,000

PROPERTY, PLANT AND EQUIPMENT - net                                40,696,000           40,188,000

EXCESS OF COST OVER NET ASSETS ACQUIRED - net of
  accumulated amortization of $24,575,000 and
  $20,664,000, respectively                                       203,735,000          207,554,000

OTHER ASSETS                                                       12,092,000           13,044,000
                                                                -------------        -------------

         TOTAL ASSETS                                           $ 403,135,000        $ 428,859,000
                                                                =============        =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Credit facility                                               $  23,127,000        $  27,606,000
  Current maturities of long-term debt                                872,000            1,235,000
  Accounts payable                                                 27,546,000           28,915,000
  Accrued expenses                                                 42,202,000           33,941,000
                                                                -------------        -------------

         TOTAL CURRENT LIABILITIES                                 93,747,000           91,697,000

  Long-term debt and Senior Subordinated Notes                    102,103,000          106,715,000
  Other long-term liabilities                                      10,969,000           10,580,000
                                                                -------------        -------------

         TOTAL LIABILITIES                                        206,819,000          208,992,000

STOCKHOLDERS' EQUITY:

Series A preferred stock                                                   --                   --
Series B preferred stock                                           28,200,000           28,200,000
Series C preferred stock                                            3,400,000            3,400,000
Series D preferred stock                                            4,072,000                   --
Common stock                                                          787,000              783,000
Additional paid-in capital                                        287,073,000          286,503,000
Accumulated deficit                                              (125,833,000)         (97,587,000)
Accumulated other comprehensive loss                               (1,383,000)          (1,432,000)
                                                                -------------        -------------

         TOTAL STOCKHOLDERS' EQUITY                               196,316,000          219,867,000
                                                                -------------        -------------

         TOTAL LIABILITIES AND STOCKHOLDERS'

          EQUITY                                                $ 403,135,000        $ 428,859,000
                                                                =============        =============

See notes to condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                        Three Months Ended                       Six Months Ended
                                                              June 30                                  June 30
                                                ----------------------------------        ----------------------------------
                                                     1999                  1998                1999                1998
                                                -------------        -------------        -------------        -------------
                                                                     (As restated,                             (As restated,
                                                                       see Note 5)                              see Note 5)
NET REVENUES:

  Medical equipment and supplies                $  73,805,000        $  97,228,000        $ 159,071,000        $ 195,121,000
  Interest and other income                           736,000              520,000              926,000              935,000
                                                -------------        -------------        -------------        -------------
                                                   74,541,000           97,748,000          159,997,000          196,056,000
                                                -------------        -------------        -------------        -------------

COSTS AND EXPENSES:

  Cost of revenues                                 51,954,000           67,251,000          111,460,000          134,629,000
  Selling, general and administrative              29,804,000           30,535,000           59,918,000           59,581,000
  Provision for Class Action settlement
    (Note 9)                                       10,000,000                   --           10,000,000                   --
  Interest expense                                  3,093,000            3,039,000            6,333,000            5,807,000
                                                -------------        -------------        -------------        -------------
                                                   94,851,000          100,825,000          187,711,000          200,017,000
                                                -------------        -------------        -------------        -------------

LOSS BEFORE INCOME TAXES                          (20,310,000)          (3,077,000)         (27,714,000)          (3,961,000)
INCOME TAX BENEFIT                                         --             (800,000)                  --                   --
                                                -------------        -------------        -------------        -------------

NET LOSS                                          (20,310,000)          (2,277,000)         (27,714,000)          (3,961,000)
PREFERRED STOCK DIVIDENDS                             267,000              267,000              533,000              533,000
                                                -------------        -------------        -------------        -------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS       $ (20,577,000)       $  (2,544,000)       $ (28,247,000)       $  (4,494,000)
                                                =============        =============        =============        =============

Net loss per common share -
 basic and diluted                              $        (.66)       $        (.08)       $        (.90)       $        (.15)

Weighted average number of
 common shares outstanding                         31,412,000           31,100,000           31,382,000           30,990,000


See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                             June 30,
                                                                          1999                 1998
                                                                       ------------        ------------
                                                                                          (As restated,
                                                                                           see Note 5)
OPERATING ACTIVITIES

 Net loss                                                              $(27,714,000)       $ (3,961,000)
 Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:

     Provision for Class Action settlement                               10,000,000                  --
     Depreciation and amortization                                        7,499,000           7,470,000
     Provisions for losses on accounts receivable                         2,130,000           1,263,000
     Gain on  sale of property, plant and equipment                        (450,000)                 --
     Non-cash compensation component of
        stock options                                                       108,000             954,000
     Changes in operating assets and liabilities:
        Accounts receivable                                               5,756,000         (12,216,000)
        Inventories                                                       8,822,000          (2,753,000)
        Other current assets and
          recoverable and prepaid income taxes                            3,630,000          (5,854,000)
        Accounts payable, accrued expenses and other liabilities         (2,818,000)        (13,021,000)
                                                                       ------------        ------------
                  NET CASH PROVIDED BY (USED IN)

                           OPERATING ACTIVITIES                           6,963,000         (28,118,000)

INVESTING ACTIVITIES

 Purchases of property, plant and equipment-net                          (2,741,000)         (5,168,000)
 Proceeds from sale of asset held for sale                                       --          60,167,000
 Acquisitions, net of cash acquired                                              --            (393,000)
 Net decrease (increase) in other assets                                    109,000            (495,000)
                                                                       ------------        ------------
                  NET CASH (USED IN) PROVIDED BY

                            INVESTING ACTIVITIES                       $ (2,632,000)       $ 54,111,000


See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                       1999                1998
                                                                                   ------------        ------------
                                                                                                       (As restated,
                                                                                                       see Note 5)
FINANCING ACTIVITIES:

Net repayments under Credit Facility                                               $ (4,479,000)       $(30,421,000)
Principal payments on long-term debt                                                   (975,000)         (1,263,000)
Proceeds from exercise of stock options                                                      --           4,687,000
                                                                                   ------------        ------------
   NET CASH USED IN FINANCING ACTIVITIES                                             (5,454,000)        (26,997,000)
                                                                                   ------------        ------------

   DECREASE IN CASH AND CASH
         EQUIVALENTS                                                                 (1,123,000)         (1,004,000)

   CASH AND CASH EQUIVALENTS AT
         BEGINNING OF PERIOD                                                          3,290,000           4,430,000
                                                                                   ------------        ------------

   CASH AND CASH EQUIVALENTS AT
         END OF PERIOD                                                             $  2,167,000        $  3,426,000
                                                                                   ============        ============

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid                                                                      $  6,460,000        $  6,228,000
                                                                                   ============        ============
Income taxes (received) paid                                                       $   (786,000)       $    237,000
                                                                                   ============        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
         INVESTING AND FINANCING ACTIVITIES:

Payment of accrued dividends by issuance of
  common stock                                                                     $    532,000        $    266,000
                                                                                   ============        ============

Repayment of long-term debt by issuance of
  preferred stock                                                                  $  4,000,000
                                                                                   ============

Investment in preferred stock received as
  partial proceeds from sale of asset                                                                  $  1,539,000
                                                                                                       ============

Decrease in excess of cost over net assets acquired
  offset by increase in other current assets                                                           $  2,385,000
                                                                                                       ============

Increase in excess of cost over net assets acquired offset by adjustments to property, plant and equipment, inventory, prepaid and deferred taxes,
  accrued expense and debt                                                                             $    375,000
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

         The Company has incurred significant losses in each of the three years in the period ended December 31, 1998 and in the first half of 1999. These losses have arisen as a result of significant merger, restructuring and other expenses incurred in connection with acquisitions completed in 1996 and 1997, the failure to integrate effectively these acquisitions and realize the benefits and synergies to be derived therefrom, the impact of intense competition within the healthcare industry and declining sales. The losses included significant charges relating to provisions for accounts receivable, inventory and other asset write-offs in 1997 and 1998, a provision to increase the valuation allowance on deferred tax assets in 1998, and certain professional, consulting and other advisory fees in the first and second quarters of 1999, all of which management believes to be substantially non-recurring. Further, the Company and certain of its directors and officers have been named as defendants in at least fifteen putative class action lawsuits (the "Class Action") which have been consolidated into an amended complaint. The Company has reached an agreement in principle to settle the Class Action, subject to certain contingencies described herein. However, there can be no assurance that the settlement will be consummated. (see Note 9).

         In response to the losses incurred in 1997, 1998 and the first half of 1999, management has commenced a program to reduce operating expenses, improve gross margins, reduce the investment in working capital and take other actions to improve its cash flow. These actions include, but are not limited to, (i) the completion of the activities contemplated by the Company's restructuring plan as further described in Note 8; (ii) the initiation of inventory reduction and product rationalization programs; (iii) the tightening of credit policies and payment terms; (iv) the reduction in previously budgeted capital expenditures;
(v) the implementation of streamlined product pricing and product return guidelines; (vi) the initiation of an aggressive program to collect past due accounts receivable; and (vii) the realignment and consolidation of sales forces and territories.

         As further described in Note 11, on August 12, 1999, the Company entered into an amendment (the "August 1999 Amendment") to its Senior Secured Revolving Credit Facility (the "Credit Facility") with IBJ Whitehall Business Credit Corporation, as agent ("IBJ"), which provided for a new $4.5 million term loan (the "Term Loan"), secured by certain real estate and the existing collateral under the Credit Facility. In addition, the August 1999 Amendment provides for, among other things, a reduction in the maximum revolving advance amount under the Credit Facility from $50 million to $35 million, the elimination of certain availability borrowing base reserves through December 31, 1999, and an amendment to certain financial covenants. After giving effect to the August 1999 amendment, the Company's availability to borrow under the Credit Facility (including the Term Loan) increased by approximately $6 million. As of August 11, 1999, after giving effect to the August 1999 Amendment (including the Term Loan), the Company has unused availability of approximately $10 million.

         Management believes that its initiatives to improve cash flow from operations along with the Term Loan and Credit Facility will provide sufficient liquidity to support working capital needs, capital expenditures and regularly scheduled debt service for foreseeable future.

         As further described in Note 5 to the Condensed Consolidated Financial Statements, and as previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the 1998 quarterly results have been restated to correct for certain improperly recorded transactions.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


         Inventories at June 30, 1999 have been valued at standard cost for manufactured goods and at average cost for other inventories based primarily on perpetual records, each of which approximates actual cost on the first-in, first-out method.

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. During the three and six month periods ended June 30, 1999, total comprehensive loss amounted to $20,292,000 and $27,665,000, respectively. Total comprehensive loss for the three and six month periods ended June 30, 1998 amounted to $2,387,000 and 4,078,000, respectively.

         In March 1998, Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued. SOP 98-1 requires certain costs associated with developing or obtaining software for internal use to be expended as incurred until certain capitalization criteria are met. The Company has adopted SOP 98-01 as of January 1, 1999. Based on the Company's current information systems plans, which include completing its Year 2000 remediation program and the upgrade of its order entry and manufacturing system, adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued effective for fiscal years beginning after June 15, 1999, which has subsequently been delayed. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company currently does not use derivative instruments and therefore, adoption of this statement is not expected to impact the Company.

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments, except for the provision for Class Action settlement) necessary to present fairly the financial position as of June 30, 1999 (unaudited), the results of operations for the three and six months ended June 30, 1999 and 1998 (unaudited) and the statements of cash flows for the six months ended June 30, 1999 and 1998 (unaudited).

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

         The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of results for the full year.

2.       EARNINGS PER SHARE

         Basic and diluted net loss per common share was computed using the weighted average number of common shares outstanding and by assuming the accrual of a dividend of 1.5% on the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for the quarter and six months ended
June 30, 1999 and

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


1998. Conversion of the preferred stock and common equivalent shares was not assumed since the result would have been antidilutive.

3.       INVENTORIES

         Inventories consist of the following:

                                                             June 30,                  December 31,
                                                                1999                       1998
                                                            ------------               ------------
         Raw materials                                      $ 12,273,000               $ 10,739,000
         Work-in-process                                       8,540,000                  5,412,000
         Finished goods                                       33,486,000                 46,970,000
                                                            ------------               ------------
                                                            $ 54,299,000               $ 63,121,000
                                                            ============               ============


4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                             June 30,                   December 31,
                                                              1999                          1998
                                                           ------------                 ------------
        Land and buildings                                 $ 20,011,000                 $ 18,366,000
        Equipment                                            36,346,000                   33,909,000
        Furniture and fixtures                                3,157,000                    3,219,000
        Leasehold improvements                                3,870,000                    3,865,000
        Construction in progress                              1,100,000                    1,923,000
                                                           ------------                 ------------
                                                           $ 64,484,000                 $ 61,282,000
        Accumulated depreciation and
        amortization                                        (23,788,000)                 (21,094,000)
                                                           ------------                 ------------
                                                           $ 40,696,000                 $ 40,188,000
                                                           ============                 ============


5.       RESTATEMENT

         As previously described in the Company's Annual Report on Form 10K for the year ended December 31, 1998, the Company has restated its financial results for the first, second and third quarters of 1998 to correct for certain improperly recorded transactions. Such adjustments increased the net loss reported in the first and second quarters of 1998 by $971,000 and $249,000, respectively, and decreased the net loss reported in the third quarter of 1998 by $739,000. The adjustments were primarily related to previously unrecognized stock compensation charges of $954,000 in the first quarter of 1998 and an $800,000 reduction in the previously recorded estimated separation charges in the third quarter of 1998.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


         The following Consolidated Statements of Operations compare the previously reported and restated financial information for the three and six month periods ended June 30, 1998.

                                                Three Months Ended                      Six Months Ended
                                                   June 30, 1998                         June 30, 1998
                                      ----------------------------------        ----------------------------------
                                       As Previously                            As Previously
                                         Reported           As Restated            Reported           As Restated
                                      -------------        -------------        -------------        -------------
Net revenues                          $  97,456,000        $  97,748,000        $ 195,598,000        $ 196,056,000
Cost of revenues                         67,030,000           67,251,000          134,132,000          134,629,000
Selling, general and
  administrative                         30,239,000           30,535,000           58,449,000           59,581,000
Interest expense                          3,015,000            3,039,000            5,758,000            5,807,000
                                      -------------        -------------        -------------        -------------
Income before income taxes               (2,828,000)          (3,077,000)          (2,741,000)          (3,961,000)
Income taxes                               (800,000)            (800,000)                  --                   --
                                                                                -------------        -------------
Net loss                                 (2,028,000)          (2,277,000)          (2,741,000)          (3,961,000)
Preferred stock dividends                   267,000              267,000              533,000              533,000
                                      -------------        -------------        -------------        -------------
Net loss attributable to common
  shareholders                        $  (2,295,000)       $  (2,544,000)       $  (3,274,000)       $  (4,494,000)
                                      =============        =============        =============        =============
Net loss per common share -
  basic and diluted                   $        (.07)       $        (.08)       $        (.11)       $        (.15)
                                      =============        =============        =============        =============


6.       INCOME TAXES

         The Company did not record an income tax benefit for the six months ended June 30, 1999 due to the uncertainty of the future realization of such benefits.

         At June 30, 1999, the Company had a full valuation allowance recorded against its net deferred tax assets. The Company will realize these tax benefits when the Company generates taxable income. $12.1 million of the $44.7 million valuation allowance is attributable to the acquired net operating loss carryforward and other deferred tax assets of Everest & Jennings International Ltd. When realized, the tax benefit related to acquired net operating losses will be recorded as a reduction of the excess of cost over net assets acquired.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


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

8.       ACQUISITION INTEGRATION AND RESTRUCTURING PLAN

         In connection with the acquisition of Fuqua on December 30, 1997, the Company adopted a plan to implement certain strategic restructuring initiatives (the "Restructuring Plan") and recorded $18,151,000 of restructuring charges and $4,393,000 of indirect merger charges. The plan consists of a broad range of efforts, including the consolidation of the Company's Temco manufacturing operations in New Jersey into Fuqua's Lumex manufacturing facility in New York, relocation of the Company's corporate headquarters to the Lumex facility, and the closure and/or consolidation of certain other distribution facilities and operations. As of June 30, 1999 the Company had substantially completed the initiatives contemplated in the Restructuring Plan.

         The following summarizes the activity in the restructuring and merger related accrual for the quarter ended June 30, 1999:

                                     ACCRUAL BALANCE          CASH PAYMENTS        ACCRUAL BALANCE
                                    DECEMBER 31, 1998            IN 1999            JUNE 30, 1999
                                    -----------------         ------------          -------------
Facility exit and lease costs          $ 11,898,000               (770,000)          $ 11,128,000
Severance                                   144,000                (78,000)                66,000
Merger related                              120,000                     --                120,000
                                       ------------           ------------           ------------
                                       $ 12,162,000           $   (848,000)          $ 11,314,000
                                       ============           ============           ============


9.       LEGAL PROCEEDINGS

         Following the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the Company and certain of its directors and officers were named as defendants in at least fifteen putative class action lawsuits filed primarily in the United States District Court for the Eastern District of New York on behalf of all purchasers of Common Stock of the Company (the "Company Common Stock"), including former Fuqua shareholders who received shares of the Company Common Stock when the Company acquired Fuqua in December 1997, during various periods within the time period May 1997 to March 1998. The class actions were consolidated into an amended consolidated class action complaint as of January 29, 1999 (the "Class Action"), and lead counsel was selected. The amended consolidated class action complaint asserts claims against the Company and the other defendants for violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the Company's business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company Common Stock was artificially inflated during the putative class periods. The

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


amended consolidated class action complaint focuses on statements made concerning the Company's integration of its various recent acquisitions, as well as statements about the Company's inventories, accounts receivable, expected earnings and sales levels. The plaintiffs seek unspecified compensatory damages and costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative classes.

         The Company has reached an agreement in principle to settle the Class Action, subject to certain contingencies described below. Under the terms of the agreement in principle, the Class Action would be settled for a payment of $20 million, of which $10 million would be funded by the Company's insurance carrier and $10 million by the Company. The agreement in principle contemplates that the Company's $10 million contribution would be paid either from the proceeds of the sale of the Company or, at the Company's option, from funds otherwise available. Under the terms of the agreement in principle, in the event the shares of the common stock of the Company are sold for an amount in excess of $3 per share pursuant to a definitive sale/merger agreement, the shareholder class would also be entitled to 25% of the premium in excess of $3 per share upon terms and conditions to be agreed upon between the parties. The plaintiffs may terminate the settlement if the Company does not enter into a definitive sale/merger agreement on or before December 31, 1999, unless the Company has funded its $10 million contribution to the settlement prior to an election to terminate the settlement by the plaintiffs. The Company recorded a provision of $10 million during the second quarter of 1999 reflecting the Company's share of the proposed settlement. The agreement in principle is subject to Board approval, the execution of definitive documentation and subsequent court approval. Accordingly, there can be no assurance that the settlement will be consummated.

         In March 1999, the Company reported that an investigation conducted by the Company's Audit Committee, with the assistance of Rogers & Wells LLP, had found certain accounting errors and irregularities with respect to the Company's financial results for 1996 and 1997. Rogers & Wells LLP retained the accounting firm of Arthur Andersen LLP to assist in conducting the investigation and in providing advice on accounting matters. Based on the results of the investigation, the Company has restated its financial results for 1996 and 1997. The staff of the SEC has commenced an informal investigation with respect to the aforementioned accounting irregularities. The impact of the investigation on the Company cannot yet be assessed.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


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

         In November 1997, the Lumex Division received the results of additional ground water testing that had been performed in August and September 1997. The results revealed significantly lower concentrations of contaminants than were known at the time the "Ground Water Work Plan" was prepared in March 1997. Due to the relatively low levels of contaminants detected, the Lumex Division proposed sampling the groundwater on a quarterly basis for two years to ensure that the groundwater was not significantly affected and deferred implementing the ground water work plan. The results of the quarterly ground-water sampling undertaken during 1998 and 1999 provide further support that the groundwater is not significantly contaminated. The Company will continue to monitor the quality of the groundwater to confirm that it remains acceptable. If the quality of the groundwater remains acceptable after the two year period expires, the Company will seek to withdraw its groundwater work plan.

         At June 30, 1999, the Company had reserves for the remediation costs and additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Company's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Company has not assumed that any such costs would be recoverable from third parties nor has the Company discounted any of its estimated costs, although a portion of the remediation work plan will be performed over a period of years. The amount of environmental liabilities is difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed.

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

         On November 3, 1998, the Company and certain of its directors were named as defendants in a derivative suit commenced in the Court of Chancery of the State of Delaware, New Castle County. The lawsuit seeks to rescind a separation agreement dated as of July 29, 1998 (the "Separation Agreement"), pursuant to which Irwin Selinger, the former Chairman of the Board and Chief Executive Officer, resigned as Chairman of the Board, Chief Executive Officer and President of the Company. The lawsuit also seeks unspecified damages as well as the recovery of all sums paid to Mr. Selinger pursuant to the Separation Agreement. The plaintiff alleges that by approving the terms of the Separation Agreement, the defendants breached their fiduciary duties of loyalty and care to the Company by obligating the Company to pay Mr. Selinger substantially more than his former employment agreement had required. The Company considers

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


the plaintiff's allegations to be without merit, and filed a motion to dismiss the complaint on various grounds in February 1999. The motion is scheduled to be argued in September 1999.

         In May 1999, the former shareholders of LaBac Systems, Inc. ("LaBac"), a company acquired by Graham-Field in June 1997, asserted certain claims in the aggregate amount of approximately $3.2 million (inclusive of prejudgment interest) against Graham-Field relating to alleged material misrepresentations and omissions contained in the purchase agreement, certain press releases and other public filings made by the Company with the Securities and Exchange Commission relating to the Company's business, results of operations and financial condition. Under the terms of the purchase agreement pursuant to which Graham-Field acquired LaBac for approximately $9.1 million in common stock of Graham-Field, all claims that are not resolved between the parties are to be submitted to arbitration. The Company intends to defend the claims vigorously, but the Company is not currently able to evaluate the likelihood of success in this case or the range of potential loss.

         On June 28, 1999, the Irving Tanning Company ("ITC"), a company acquired as part of the acquisition of Fuqua on December 30, 1997 and sold by Graham-Field on January 27, 1998 to a group including the former management of ITC, asserted a claim for indemnification in the amount of $6.75 million, plus attorney's fees and costs, against Graham-Field for certain alleged misrepresentations contained in the purchase agreement. The claim relates to an alleged material adverse change in the business of ITC from November 22, 1997 through January 27, 1998 and possibly prior to November 22, 1997. Under the terms of the purchase agreement, all claims that are not resolved between the parties may be submitted to arbitration and no indemnity payments shall be made unless all indemnity claims exceed $1.3 million. The Company considers the indemnity claims to be without merit and intends to defend the claims vigorously.

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

10.      SERIES D PREFERRED STOCK

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


11.      CREDIT FACILITY

         On August 12, 1999, the Company entered into the August 1999 Amendment to its Credit Facility, which provides for borrowings including letters of credit and bankers acceptances. Under the terms of the August 1999 Amendment, the Company was provided with a Term Loan of $4.5 million, secured by certain real estate and the existing collateral under the Credit Facility. The Term Loan bears interest at IBJ's prime rate plus 2% and provides for the repayment of principal at the rate of $250,000 per month commencing on September 1, 1999, and increasing to $500,000 on January 1, 2000, with a balloon payment due upon the maturity date of the Credit Facility. In addition, the August 1999 Amendment provides for, among other things, a reduction in the maximum revolving advance amount under the Credit Facility from $50 million to $35 million, the elimination of certain availability borrowing base reserves through December 31, 1999, and an amendment to certain financial covenants. Under the terms of the August 1999 Amendment, the interest rate on borrowings was increased from IBJ's prime rate (7.75% at June 30, 1999) plus one percent to IBJ's prime rate plus two percent. After giving effect to the August 1999 Amendment, the Company's availability to borrow under the Credit Facility (including the Term Loan) increased by approximately $6 million. As of August 11, 1999, after giving effect to the August 1999 Amendment (including the Term Loan), the Company had unused availability of approximately $10 million. In connection with the August 1999 Amendment, the Company paid a commitment fee of $300,000 and a waiver fee of $400,000, which was provided for under the terms of the 1999 Amendment (as hereinafter defined).

         Under the terms of the August 1999 Amendment, the Company is required to pay an additional waiver fee (the "Waiver Fee") in the amount of $200,000 on or before December 31, 1999, unless the Company either presents an acceptable business plan to the banks on or before December 31, 1999, or repays in full all outstanding obligations under the Credit Facility on or before December 31, 1999. Notwithstanding the foregoing, in the event the Company is in receipt on or before December 31, 1999, of a commitment letter, letter of intent or agreement to (i) sell substantially all or a part of the assets or equity securities of the Company in a sale, merger, consolidation or other similar transaction, which results in the repayment of all of the outstanding obligations under the Credit Facility, or (ii) refinance the indebtedness under the Credit Facility (the transactions referred to in clauses (i) and (ii) are individually referred to as a "Significant Transaction"), the payment date for the Waiver Fee will be extended until the earlier to occur of the consummation of a Significant Transaction, which results in the repayment of all outstanding obligations under the Credit Facility, or March 31, 2000. The Credit Facility is secured by substantially all of the assets of the Company, including the capital stock of certain of the Company's subsidiaries and certain real estate.

         On April 22, 1999, the Company entered into an amendment to the Credit Facility, which was subsequently amended on May 21 and June 3, 1999 (the "1999 Amendment"). The 1999 Amendment provided for, among other things, the waiver of certain financial covenant defaults, an amendment to certain financial covenants, a new undrawn availability covenant relating to scheduled interest payments on the Senior Subordinated Notes, and other terms and provisions contained in the Credit Facility, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000. The 1999 Amendment reduced the maximum revolving advance amount under the Credit Facility from $80 million to $50 million, and reduced and/or eliminated certain availability and borrowing base reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         This report on Form 10-Q and the Company's report on Form 10-K for the year ended December 31, 1998 contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the future economic performance and financial results of the Company. The forward-looking statements include, but are not limited to, statements relating to (i) the Company's ability to continue as a going concern (ii) the Company's ability to reduce operating expenses and working capital investment and obtain additional financing to operate the business, (iii) the expansion of the Company's market share, (iv) the Company's growth into new markets, (v) the development of new products and product lines to appeal to the needs of the Company's customers, (vi) the consolidation of the Graham-Field Express distribution network, (vii) obtaining regulatory and governmental approvals, (viii) the upgrading of the Company's technological resources and systems, and (ix) the ability of the Company to implement its Year 2000 remediation plan and address the risk related to Year 2000 compliance.

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

Operating Revenues

         Operating revenues for the three and six month period ended June 30, 1999 were $73,805,000 and $159,071,000, respectively, representing a decrease of approximately 24.1% and 18.5%, respectively, from the same period in the prior year. The decrease is primarily due to the implementation of more stringent credit policies, intense competition in the healthcare industry, the effect of the Company's product rationalization programs to eliminate unprofitable product lines, the negative impact of certain customers experiencing financial difficulty and general market concerns regarding the future direction of the Company.

Interest and Other Income

         Interest and other income for the three and six month period ended June 30, 1999 was $736,000 and $926,000, respectively, as compared to $520,000, and
$935,000, respectively, for the same periods in the prior year. The net increase during the second quarter is primarily due to the net gain on the sale of fixed assets of $450,000 occurring in the quarter, offset by lower interest income recognized under a loan arrangement with P.T. Dharma and dividends not received from Irving Tanning in 1999.

Cost of Revenues

         Cost of revenues as a percentage of operating revenues was 70.4% and 70.1%, respectively, for the three and six month periods ended June 30, 1999, as compared to 69.2% and 69.0%, respectively, recorded in the same periods in the prior year. Gross margin decreased primarily due to intense competition and pricing pressures within the healthcare industry and lower factory utilization during 1999.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of operating revenues for the three and six month periods ended June 30, 1999 was 40.4% and 37.7%, respectively, as compared to 31.4% and 30.5%, respectively, in the same periods in the prior year. The increase in selling, general and administrative expenses as a percentage of operating revenue is primarily the result of non-recurring accounting, audit and other professional expenses associated with the accounting investigation conducted by the Company's Audit Committee relating to the Company's restatement of its financial results for 1996 and 1997, consulting fees incurred in connection with the initial implementation of the Company's strategic and operating business plan (collectively, the "Non-Recurring Expenses"), a decrease in operating revenues, higher bad debt expense in 1999, and costs related to the services rendered by Jay Alix & Associates, turnaround managers hired in March 1999.

         Excluding the Non-Recurring Expenses, selling, general and administrative expenses for the three and six month periods ended June 30, 1999 were $28,494,000 and $55,195,000, respectively, as compared to $30,535,000 and
$59,581,000, respectively, in the same periods in the prior year. The reduction in selling, general and administrative expenses is primarily related to (i) lower distribution and warehousing costs as a result of cost savings from certain distribution center closures in the first half of 1999 and lower variable distribution expenses (principally outbound freight) due to reduced sales and (ii) lower selling and marketing expenses as a result of lower personnel costs and reduced commissions due to lower sales.

Class Action Settlement

         The Company has reached an agreement in principle to settle the Class Action, subject to certain contingencies described below. Under the terms of the agreement in principle, the Class Action would be settled for a payment of $20 million, of which $10 million would be funded by the Company's insurance carrier and $10 million by the Company. The agreement in principle contemplates that the Company's $10 million contribution would be paid either from the proceeds of the sale of the Company or, at the Company's option, from funds otherwise available. Under the terms of the agreement in principle, in the event the shares of the common stock of the Company are sold for an amount in excess of $3 per share pursuant to a definitive sale/merger agreement, the shareholder class would also be entitled to 25% of the premium in excess of $3 per share upon terms and conditions to be agreed upon between the parties. The plaintiffs may terminate the settlement if the Company does not enter into a definitive sale/merger agreement on or before December 31, 1999, unless the Company has funded its $10 million contribution to the settlement prior to an election to terminate the settlement by the plaintiffs. The Company recorded a provision of $10 million during the second quarter of 1999 reflecting the Company's share of the proposed settlement. The agreement in principle is subject to Board approval, the execution of definitive documentation and subsequent court approval. Accordingly, there can be no assurance that the settlement will be consummated.

Interest Expense

         Interest expense for the three and six month periods ended June 30, 1999 increased to $3,093,000 and $6,333,000, respectively, as compared to $3,039,000 and $5,807,000, respectively, for the same periods in the prior year. The increase is primarily due to a higher cost of borrowings under the Credit Facility, partially offset by a decreased level of borrowings in the three month period ended June 30, 1999.

Net Loss

         Loss before income taxes for the three and six month periods ended June 30, 1999 was $20,310,000 and $27,714,000, respectively, as compared to a loss before income taxes of $3,077,000 and $3,961,000 for the same periods in the prior year.

         The increase in the loss before income taxes was primarily due to a decrease in operating revenues, an increase in cost of revenues as a percentage of sales, an increase in selling, general and administrative expenses, an increase in interest expense and a $10 million provision recorded for the proposed settlement of the Class Action.

         For the three and six month periods ended June 30, 1999, the Company did not record an income tax benefit because a full valuation allowance was recorded against the net deferred tax assets. The Company recorded an income tax benefit of $800,000 for the second quarter of 1998, which offset a provision recorded in the first quarter ended March 31, 1999.

         The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

         Cash provided by operating activities for the six months ended June 30, 1999 was $6,963,000 compared to cash used in operating activities of $28,118,000 in the same period in the prior year. This improvement is primarily due to a reduction in receivables, inventories and other current assets in 1999 and an increase in accounts payable and accruals in 1999, offset by a reduction in earnings before non-cash items in 1999. The reduction in inventories and receivables is the result of the implementation of strategic initiatives to reduce inventory and collect past due receivables as well as a lower level of sales.

         The Credit Facility. On August 12, 1999, the Company entered into the August 1999 Amendment to its Credit Facility, which provides for borrowings including letters of credit and bankers acceptances. Under the terms of the August 1999 Amendment, the Company was provided with a Term Loan of $4.5 million, secured by certain real estate and the existing collateral under the Credit Facility. The Term Loan bears interest at IBJ's prime rate plus 2% and provides for the repayment of principal at the rate of $250,000 per month commencing on September 1, 1999, and increasing to $500,000 on January 1, 2000, with a balloon payment due upon the maturity date of the Credit Facility. In addition, the August 1999 Amendment provides for, among other things, a reduction in the maximum revolving advance amount under the Credit Facility from $50 million to $35 million, the elimination of certain availability borrowing base reserves through December 31, 1999, and an amendment to certain financial covenants. Under the terms of the August 1999 Amendment, the interest rate on borrowings was increased from IBJ's prime rate (7.75% at June 30, 1999) plus one percent to IBJ's prime rate plus two percent. After giving effect to the August 1999 Amendment, the Company's availability to borrow funds under the Credit Facility (including the Term Loan) increased by approximately $6 million. As of August 11, 1999, after giving effect to the August 1999 Amendment (including the Term Loan), the Company had unused availability of approximately $10 million. In connection with the August 1999 Amendment, the Company paid a commitment fee of $300,000 and a waiver fee of $400,000, which was provided for under the terms of the 1999 Amendment (as hereinafter defined).

         Under the terms of the August 1999 Amendment, the Company is required to pay an additional Waiver Fee in the amount of $200,000 on or before December 31, 1999, unless the Company either presents an acceptable business plan to the banks on or before December 31, 1999, or repays in full all outstanding obligations under the Credit Facility on or before December 31, 1999. Notwithstanding the foregoing, in the event the Company is in receipt on or before December 31, 1999, of a commitment letter, letter of intent or agreement to (i) sell substantially all or a part of the assets or equity securities of the Company in a sale, merger, consolidation or other similar transaction, which results in the repayment of all of the outstanding obligations under the Credit Facility, or (ii) refinance the indebtedness under the Credit Facility (the transactions referred to in clauses (i) and (ii) are individually referred to as a "Significant Transaction"), the payment date for the Waiver Fee will be extended until the earlier to occur of the consummation of a Significant Transaction, which results in the repayment of all outstanding obligations under the Credit Facility, or March 31, 2000. The Credit Facility is secured by substantially all of the assets of the Company, including the capital stock of certain of the Company's subsidiaries and certain real estate.

         On April 22, 1999, the Company entered into an amendment to the Credit Facility, which was subsequently amended on May 21 and June 3, 1999 (the "1999 Amendment"). The 1999 Amendment provided for, among other things, the waiver of certain financial covenant defaults, an amendment to certain financial covenants, a new undrawn availability covenant relating to scheduled interest payments on the Senior Subordinated Notes, and other terms and provisions contained in the Credit Facility, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000. The 1999 Amendment reduced the maximum revolving advance amount under the Credit Facility from $80 million to $50 million, and reduced and/or eliminated certain availability and borrowing base reserves.

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

         Management believes that its initiatives to improve cash flow from operations along with the Term Loan and Credit Facility will provide sufficient liquidity to support working capital needs, capital expenditures and regularly scheduled debt service for the foreseeable future.

Year 2000

         The following disclosure is intended to be a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Graham-Field has developed, and is in the process of implementing, a Year 2000 ("Y2K") remediation plan, in an attempt to address the risks related to the Y2K compliance of information technology ("IT") systems, non-IT systems and products, and relationships with third parties. The Company has three major IT application environments: distribution, manufacturing and warehouse automation. Management has selected application packages which the Company believes are Y2K compliant based upon representations from the supplier of such application packages. Management believes, subject to completion of its review of the Y2K compliance of its critical business partners (as discussed below) and completion of product testing, that the current warehouse automation systems should be Y2K compliant. With respect to each of these application environments, the Company is relying on the Y2K compliance representations of suppliers and other third parties whose activities may impact the Company's business operations. The Company will be conducting Y2K compliance testing of these application packages.

         The distribution package includes the corporate general ledger, accounts payable, accounts receivable, purchasing, inventory control and order entry functions. General ledger, accounts payable and accounts receivable upgrades were completed in 1997. Purchasing and inventory control functions have been upgraded. The manufacturing system upgrade is in process, and three of the six manufacturing sites have been completed. The remaining manufacturing sites are currently in the remediation phase with all remediation and testing scheduled to be completed by the end of the third quarter of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30, 1999, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Mexico and Canada; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 9.75%, and borrowings under its Credit Facility, which bear interest at IBJ's prime rate, as adjusted from time to time, plus two percent.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

EXHIBITS:

         Exhibit No.                                  Description
         ----------                                   -----------
         10.1                       Amendment No. 8 dated as of August 12, 1999,
                                    to the Revolving Credit and Security
                                    Agreement dated as of December 10, 1996 (the
                                    "Revolving Credit Agreement"), by and among
                                    IBJ Whitehall Business Credit Corporation ("IBJ")
                                    and Graham-Field, Graham-Field, Inc.,
                                    Graham-Field Temco, Inc., Graham-Field
                                    Distribution, Inc., Graham-Field Bandage,
                                    Inc., Graham-Field Express (Puerto Rico),
                                    Inc., Everest & Jennings, Inc., LaBac
                                    Systems, Inc., Medical Supplies of America,
                                    Inc., Health Care Wholesalers, Inc., HC
                                    Wholesalers, Inc., Critical Care Associates,
                                    Inc., Lumex/Basic American Holdings, Inc.,
                                    Basic American Medical Products, Inc., Lumex
                                    Medical Products, Inc., Prism Enterprises,
                                    Inc., Basic American Sales and Distribution
                                    Co., Inc., PrisTech, Inc., Lumex Sales and
                                    Distribution Co., Inc., and MUL Acquisition
                                    Corp. II (collectively, the "Graham-Field
                                    Borrowers")

         10.2 Letter Agreement dated as of August 12, 1999, by and between IBJ and the Graham-Field
                                    Borrowers.

         10.3 Mortgage and Security Agreement dated as of August 12, 1999 by Lumex Medical Products,
                                    Inc. to IBJ Whitehall Business Credit
                                    Corporation, as agent.



Reports on Form 8-K:

Not applicable.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GRAHAM-FIELD HEALTH PRODUCTS, INC.

                                      (Registrant)

Date:    August 13, 1999              /s/ John G. McGregor
                                      -----------------------------------------
                                          John G. McGregor
                                          President and Chief Executive Officer

Date:    August 13, 1999              /s/ Robert J. Gluck
                                      -----------------------------------------
                                          Robert J. Gluck
                                          Senior Vice President and
                                          Chief Financial Officer

                                EXHIBIT INDEX

         Exhibit No.                                  Description
         ----------                                   -----------
         10.1                       Amendment No. 8 dated as of August 12, 1999,
                                    to the Revolving Credit and Security
                                    Agreement dated as of December 10, 1996 (the
                                    "Revolving Credit Agreement"), by and among
                                    IBJ Whitehall Business Credit Corporation ("IBJ")
                                    and Graham-Field, Graham-Field, Inc.,
                                    Graham-Field Temco, Inc., Graham-Field
                                    Distribution, Inc., Graham-Field Bandage,
                                    Inc., Graham-Field Express (Puerto Rico),
                                    Inc., Everest & Jennings, Inc., LaBac
                                    Systems, Inc., Medical Supplies of America,
                                    Inc., Health Care Wholesalers, Inc., HC
                                    Wholesalers, Inc., Critical Care Associates,
                                    Inc., Lumex/Basic American Holdings, Inc.,
                                    Basic American Medical Products, Inc., Lumex
                                    Medical Products, Inc., Prism Enterprises,
                                    Inc., Basic American Sales and Distribution
                                    Co., Inc., PrisTech, Inc., Lumex Sales and
                                    Distribution Co., Inc., and MUL Acquisition
                                    Corp. II (collectively, the "Graham-Field
                                    Borrowers").

         10.2                       Letter Agreement dated as of August 12,
                                    1999, by and between IBJ and the
                                    Graham-Field Borrowers.

         10.3 Mortgage and Security Agreement dated as of August 12, 1999 by Lumex Medical Products,
                                    Inc. to IBJ Whitehall Business Credit
                                    Corporation, as agent.
