Form 10-Q
period 1999-09-30
GRAHAM FIELD HEALTH PRODUCTS INC
filed 1999-11-16
CIK 709136

                                    FORM 10-Q
                       Securities and Exchange Commission
                             Washington, D.C. 20549

(MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

                                       or

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

                   81 Spence Street, Bay Shore, New York 11706
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (631) 273-2200
                          ----------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                          ----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

      Common Stock, $.025 Par Value --- 31,808,324 shares as of November 9, 1999

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES



                                    I N D E X


Part I.  Financial Information:                                             Page
                                                                            ----
         Item 1. Financial Statements:

                 Condensed Consolidated Balance Sheets - September 30,
                 1999 (Unaudited) and December 31, 1998 (Audited)              3

                 Condensed Consolidated Statements of Operations for
                 the three and nine months ended September 30, 1999
                 and 1998 (Unaudited)                                          4

                 Condensed Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 1999 and 1998
                 (Unaudited)                                                 5-6

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                                7-15

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     16-24

         Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                                25


Part II. Other Information:

         Item 1. Legal Proceedings                                            25

         Item 4. Submission of Matters to a Vote of Security Holders          25

         Item 6. Exhibits and Reports on Form 8-K                             25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES

                                                           September 30,     December 31,
         ASSETS                                                1999              1998
                                                           -------------    -------------
                                                            (unaudited)       (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                $   3,348,000    $   3,290,000
  Accounts receivable - less allowances for doubtful
   accounts of $19,504,000 and $20,107,000, respectively      73,274,000       90,969,000
  Inventories                                                 45,642,000       63,121,000
  Notes receivable and other current assets - less
   allowance for doubtful notes of $3,767,000 and
   $5,373,000, respectively                                    7,063,000        9,252,000
  Recoverable and prepaid income taxes                           941,000        1,441,000
                                                           -------------    -------------

         TOTAL CURRENT ASSETS                                130,268,000      168,073,000

PROPERTY, PLANT AND EQUIPMENT - net                           40,584,000       40,188,000

EXCESS OF COST OVER NET ASSETS ACQUIRED - net of
  accumulated amortization of $26,462,000 and
  $20,644,000, respectively                                  201,851,000      207,554,000

OTHER ASSETS                                                  11,260,000       13,044,000
                                                           -------------    -------------

         TOTAL ASSETS                                      $ 383,963,000    $ 428,859,000
                                                           =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Senior Subordinated Notes                                $ 100,000,000    $          --
  Credit facility                                             23,844,000       27,606,000
  Current maturities of long-term debt                           875,000        1,235,000
  Accounts payable                                            24,277,000       28,915,000
  Accrued expenses                                            39,071,000       33,941,000
                                                           -------------    -------------

         TOTAL CURRENT LIABILITIES                           188,067,000       91,697,000

  Senior Subordinated Notes                                           --      100,000,000
  Long-term debt                                               2,126,000        6,715,000
  Other long-term liabilities                                 10,959,000       10,580,000
                                                           -------------    -------------

         TOTAL LIABILITIES                                   201,152,000      208,992,000
                                                           -------------    -------------

STOCKHOLDERS' EQUITY:
Series A preferred stock                                              --               --
Series B preferred stock                                      28,200,000       28,200,000
Series C preferred stock                                       3,400,000        3,400,000
Series D preferred stock                                       4,072,000               --
Common stock                                                     789,000          783,000
Additional paid-in capital                                   287,267,000      286,503,000
Accumulated deficit                                         (139,469,000)     (97,587,000)
Accumulated other comprehensive loss                          (1,448,000)      (1,432,000)
                                                           -------------    -------------

         TOTAL STOCKHOLDERS' EQUITY                          182,811,000      219,867,000
                                                           -------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 383,963,000    $ 428,859,000
                                                           =============    =============

See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                             Three Months Ended               Nine Months Ended
                                                September 30                     September 30
                                        -----------------------------    ------------------------------
                                            1999             1998            1999              1998
                                        ------------    -------------    -------------    -------------
                                                        (As restated,                     (As restated,
                                                         see Note 6)                       see Note 6)
NET REVENUES:
  Medical equipment and supplies        $ 67,647,000    $  93,158,000    $ 226,718,000    $ 288,279,000
  Interest and other income                  244,000          685,000        1,170,000        1,620,000
                                        ------------    -------------    -------------    -------------
                                          67,891,000       93,843,000      227,888,000      289,899,000
                                        ------------    -------------    -------------    -------------

COSTS AND EXPENSES:
  Cost of revenues                        49,441,000       64,378,000      160,901,000      199,007,000
  Selling, general and administrative     28,757,000       31,765,000       88,675,000       91,346,000
  Provision for Securities Class
    Action (Note 10)                              --               --       10,000,000               --
  Interest expense                         3,062,000        3,412,000        9,395,000        9,219,000
                                        ------------    -------------    -------------    -------------
                                          81,260,000       99,555,000      268,971,000      299,572,000
                                        ------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES                 (13,369,000)      (5,712,000)     (41,083,000)      (9,673,000)
INCOME TAX BENEFIT                                --        1,287,000               --        1,287,000
                                        ------------    -------------    -------------    -------------
NET LOSS                                 (13,369,000)      (4,425,000)     (41,083,000)      (8,386,000)
PREFERRED STOCK DIVIDENDS                    266,000          266,000          799,000          799,000
                                        ------------    -------------    -------------    -------------
NET LOSS ATTRIBUTABLE TO
COMMON SHAREHOLDERS                     $(13,635,000)   $  (4,691,000)   $ (41,882,000)   $  (9,185,000)
                                        ============    =============    =============    =============

Net loss per common share -
 basic and diluted                      $       (.43)   $        (.15)   $       (1.33)   $        (.30)

Weighted average number of
 common shares outstanding                31,526,000       31,244,000       31,430,000       31,079,000



See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                   ----------------------------
                                                                       1999            1998
                                                                   ------------    ------------
                                                                                   (As restated,
                                                                                    see Note 6)
OPERATING ACTIVITIES
 Net loss                                                          $(41,083,000)   $ (8,386,000)
 Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
     Provision for Class Action settlement                           10,000,000              --
     Depreciation and amortization                                   11,284,000      11,344,000
     Provisions for losses on accounts receivable                     3,909,000       1,816,000
     Deferred income taxes                                               --          (1,287,000)
     (Gain) loss on  disposal of property, plant and equipment         (319,000)         77,000
     Non-cash compensation                                              108,000       3,341,000
     Changes in operating assets and liabilities:
        Accounts receivable                                          13,786,000     (13,583,000)
        Inventories                                                  17,479,000       5,319,000
        Other current assets and recoverable and prepaid income
         taxes                                                        2,689,000      (8,121,000)
        Accounts payable, accrued expenses and other liabilities     (9,350,000)    (22,694,000)
                                                                   ------------    ------------
                  NET CASH PROVIDED BY (USED IN)
                           OPERATING ACTIVITIES                       8,503,000     (32,174,000)
                                                                   ------------    ------------

INVESTING ACTIVITIES
 Purchases of property, plant and equipment-net                      (4,223,000)     (8,060,000)
 Proceeds from sale of asset held for sale                                   --      60,167,000
 Acquisitions, net of cash acquired                                          --        (419,000)
 Decrease in excess of cost over net assets acquired                         --       2,338,000
 Net decrease (increase) in other assets                                498,000          79,000
                                                                   ------------    ------------
                  NET CASH (USED IN) PROVIDED BY
                            INVESTING ACTIVITIES                     (3,725,000)     54,105,000
                                                                   ------------    ------------

See notes to condensed consolidated financial statements.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                      ----------------------------
                                                          1999             1998
                                                      ------------    ------------
                                                                      (As restated,
                                                                       see Note 6)
FINANCING ACTIVITIES:
Net repayments under Credit Facility                    (3,303,000)    (25,861,000)
Principal payments on long-term debt                    (1,417,000)     (1,642,000)
Proceeds from exercise of stock options                         --       4,722,000
                                                      ------------    ------------
   NET CASH USED IN FINANCING ACTIVITIES                (4,720,000)    (22,781,000)
                                                      ------------    ------------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         58,000        (850,000)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      3,290,000       4,430,000
                                                      ------------    ------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  3,348,000    $  3,580,000
                                                      ============    ============

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid                                         $ 11,900,000    $ 11,692,000
                                                      ============    ============
Income taxes (received) paid                          $   (825,000)   $    135,000
                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
      INVESTING AND FINANCING ACTIVITIES:
Payment of accrued dividends by issuance of
  common stock                                        $    799,000    $    533,000
                                                      ============    ============

Repayment of long-term debt by issuance of
  preferred stock                                     $  4,000,000
                                                      ============

Investment in preferred stock received as
  partial proceeds from sale of asset                                 $  1,539,000
                                                                      ============

Decrease in excess of cost over net assets acquired
  offset by increase in other current assets                          $  2,385,000
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

1.       LIQUIDITY AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

         The Company has incurred significant losses in 1999 and each of the three years in the period ended December 31, 1998. These losses have arisen as a result of declining sales and margins in 1999, a significant amount of merger, restructuring and other expenses incurred in connection with previous acquisitions, the failure to integrate effectively these acquisitions and realize the benefits and synergies to be derived therefrom and the impact of intense competition within the healthcare industry. The losses also include significant charges relating to provisions for accounts receivable, inventory and other asset write-offs in 1997 and 1998, a provision to increase the valuation allowance on deferred tax assets in 1998, and certain professional, consulting and other advisory fees and severance charges in 1999. Further, the Company and certain of its directors and officers have been named as defendants in at least fifteen putative class action lawsuits which have been consolidated into an amended complaint (the "Class Action"). In August 1999, the Company reached an agreement in principle to settle the Class Action, subject to certain contingencies described herein. However, as further described in Note 10, on October 25, 1999, the Company determined it would not be in a position to proceed with the agreement in principle due to changed circumstances.

         Management has continued with a program to reduce operating expenses, reduce the investment in working capital and take other actions to improve its cash flow. These actions include, but are not limited to, (i) the completion of the activities contemplated by the Company's restructuring plan as further described in Note 9; (ii) the initiation of inventory reduction and product rationalization programs; (iii) the tightening of credit policies and payment terms; (iv) the reduction in previously budgeted capital expenditures; (v) the implementation of streamlined product pricing and product return guidelines;
(vi) the initiation of an aggressive program to collect past due accounts receivable; and (vii) the realignment and consolidation of sales forces and territories.

         Notwithstanding the actions described above, the Company's losses have continued to accelerate during 1999 and sales have continued to decline, resulting in decreased liquidity. The Company was not in compliance with the net cash flow covenant contained in its Senior Secured Revolving Credit Facility (the "Credit Facility") with IBJ Whitehall Business Credit Corporation, as agent ("IBJ") as of September 30, 1999 and also does not expect to be in compliance with the December 31, 1999 net cash flow covenant. Amounts outstanding under the Credit Facility (including the Term Loan described in Note 12) were $19.7 million and $23.8 million at November 12, 1999 and September 30, 1999, respectively. As of November 12, 1999, the Company had unused borrowing availability under the Credit Facility of $3.6 million.

         The Company is currently seeking a waiver of the covenant default from its lenders and/or an amendment to the financial covenants. Under the terms of the Credit Facility, the Company's lenders have the right to require immediate repayment of all amounts borrowed or limit future advances, however as of November 15, 1999, the lenders have not exercised such rights. In the event of a demand for repayment by the lenders in the future, such demand would result in a cross default under the Indenture for the Company's $100 million Senior Subordinated Notes, resulting in such notes becoming due and immediately payable. As a result, the Company has classified its $100 million Senior Subordinated Notes as current liabilities on the September 30, 1999 balance sheet.

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


         In addition to seeking covenant waivers and/or amendments, the Company is also pursuing alternative financing sources. There can be no assurance that the Company will be successful in its efforts to receive waivers and/or amendments, improve its cash flow or that it will be able to obtain alternative financing on satisfactory terms in a timely manner to provide sufficient cash to fund its operations. Should the lenders under the agreements described above begin to exercise their remedies against the Company or if the Company makes a determination that it will not be able to fund its operations outside a bankruptcy, the Company would likely seek protection pursuant to a Chapter 11 of the United States Bankruptcy Code.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.       GENERAL

         As further described in Note 6 to the Condensed Consolidated Financial Statements, and as previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the 1998 quarterly results have been restated to correct for certain improperly recorded transactions.

         Inventories at September 30, 1999 have been valued at standard cost for manufactured goods and at average cost for other inventories based primarily on perpetual records, each of which approximates actual cost on the first-in, first-out method.

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. During the three and nine month periods ended September 30, 1999, total comprehensive loss amounted to $13,434,000 and $41,099,000, respectively. Total comprehensive loss for the three and nine month periods ended September 30, 1998 (as restated, see Note 6) amounted to $4,988,000 and $9,066,000, respectively.

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

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments, except for the provision for Class Action settlement) necessary to present fairly the financial position as of September

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


30, 1999 (unaudited), the results of operations for the three and nine months ended September 30, 1999 and 1998 (unaudited) and the statements of cash flows for the nine months ended September 30, 1999 and 1998 (unaudited).

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

         The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of results for the full year.

3.       EARNINGS PER SHARE

         Basic and diluted net loss per common share was computed using the weighted average number of common shares outstanding and by assuming the accrual of a dividend of 1.5% on the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for the quarter and nine months ended September 30, 1999 and 1998. Conversion of the preferred stock and common equivalent shares was not assumed since the result would have been antidilutive.

4.       INVENTORIES

         Inventories consist of the following:

                                   September 30,  December 31,
                                       1999            1998
                                   ------------   ------------
                  Raw materials     $11,058,000    $10,739,000
                  Work-in-process     4,467,000      5,412,000
                  Finished goods     30,117,000     46,970,000
                                    -----------    -----------
                                    $45,642,000    $63,121,000
                                    ===========    ===========

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                       September 30,   December 31,
                                           1999            1998
                                       -------------   ------------
            Land and buildings         $ 20,166,000    $ 18,366,000
            Equipment                    37,118,000      33,909,000
            Furniture and fixtures        3,465,000       3,219,000
            Leasehold improvements        3,790,000       3,865,000
            Construction in progress      1,171,000       1,923,000
                                       ------------    ------------
                                         65,710,000      61,282,000
            Accumulated depreciation
            and amortization            (25,126,000)    (21,094,000)
                                       ------------    ------------
                                       $ 40,584,000    $ 40,188,000
                                       ============    ============

6.       RESTATEMENT

         As previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company has restated its financial results for the first, second and third quarters of 1998 to correct for certain improperly recorded transactions. Such adjustments increased the net loss reported in the first and second quarters of 1998 by $971,000 and $249,000, respectively, and decreased the net loss reported in the third quarter of 1998 by $739,000. The adjustments were primarily related to previously unrecognized stock compensation charges of $954,000 in the first quarter of 1998 and an $800,000 reduction in the previously recorded estimated separation charges in the third quarter of 1998.

         The following Consolidated Statements of Operations compare the previously reported and restated financial information for the three and nine month periods ended September 30, 1998.

                                   Three Months Ended              Nine Months Ended
                                   September 30, 1998             September 30, 1998
                              ---------------------------    ----------------------------
                              As Previously                  As Previously
                                 Reported     As Restated       Reported      As Restated
                              -------------   -----------    -------------   ------------
Net revenues                   $94,516,000    $93,843,000    $290,114,000    $289,899,000
Cost of revenues                65,075,000     64,378,000     199,207,000     199,007,000
Selling, general and
  administrative                32,505,000     31,765,000      90,954,000      91,346,000
Interest expense                 3,387,000      3,412,000       9,145,000       9,219,000
                               -----------    -----------    ------------    ------------
Loss before income taxes        (6,451,000)    (5,712,000)     (9,192,000)     (9,673,000)
Income tax benefit              (1,287,000)    (1,287,000)     (1,287,000)     (1,287,000)
                               -----------    -----------    ------------    ------------
Net loss                        (5,164,000)    (4,425,000)     (7,905,000)     (8,386,000)
Preferred stock dividends          266,000        266,000         799,000         799,000
                               -----------    -----------    ------------    ------------
Net loss attributable to
  common shareholders          $(5,430,000)   $(4,691,000)   $ (8,704,000)   $ (9,185,000)
                               ===========    ===========    ============    ============
Net loss per common share -
  basic and diluted            $      (.17)   $      (.15)   $       (.28)   $       (.29)
                               ===========    ===========    ============    ============

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


7.       INCOME TAXES

         The Company did not record an income tax benefit for the nine months ended September 30, 1999 due to the uncertainty of the future realization of such benefits.

         At September 30, 1999, the Company had a full valuation allowance recorded against its net deferred tax assets. The Company will realize these tax benefits when the Company generates taxable income. Of the $49.8 million valuation allowance, $12.1 million is attributable to the acquired net operating loss carryforward and other deferred tax assets of Everest & Jennings International Ltd. If realized, the tax benefit related to acquired net operating losses will be recorded as a reduction of the excess of cost over net assets acquired.

         Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

8.       DISPOSAL OF ASSETS

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

9.       ACQUISITION INTEGRATION AND RESTRUCTURING PLAN

         In connection with the acquisition of Fuqua on December 30, 1997, the Company adopted a plan to implement certain strategic restructuring initiatives (the "Restructuring Plan") and recorded $18,151,000 of restructuring charges and $4,393,000 of indirect merger charges. The plan consists of a broad range of efforts, including the consolidation of the Company's Temco manufacturing operations in New Jersey into Fuqua's Lumex manufacturing facility in New York, relocation of the Company's corporate headquarters to the Lumex facility, and the closure and/or consolidation of certain other distribution facilities and operations. The Company has substantially completed the initiatives contemplated in the Restructuring Plan.

         During the third quarter of 1999, the Company announced the closures of its Boston and Cleveland distribution centers and recorded a charge of $625,000 (included in selling, general and administrative expenses) for facility exit costs.

         The following summarizes the activity in the restructuring and merger related accrual for the nine months ended September 30, 1999:

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                  ACCRUAL                                        ACCRUAL
                                  BALANCE          CASH       RESTRUCTURING      BALANCE
                                DECEMBER 31,   PAYMENTS IN    PROVISIONS IN   SEPTEMBER 30,
                                    1998           1999            1999           1999
                                ------------   -----------    -------------   -------------
Facility exit and lease costs   $ 11,898,000   $(1,456,000)    $   670,000    $11,112,000

Severance                            144,000      (104,000)             --         40,000

Merger related                       120,000            --              --        120,000
                                ------------   -----------     -----------    -----------
                                $ 12,162,000   $(1,560,000)    $   670,000    $11,272,000
                                ============   ===========     ===========    ===========

10.      LEGAL PROCEEDINGS

         Following the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the Company and certain of its directors and officers were named as defendants in at least fifteen putative class action lawsuits filed primarily in the United States District Court for the Eastern District of New York (the "Court") on behalf of all purchasers of Common Stock of the Company (the "Company Common Stock"), including former Fuqua shareholders who received shares of the Company Common Stock when the Company acquired Fuqua in December 1997, during various periods within the time period May 1997 to March 1998. The class actions were consolidated into an amended consolidated class action complaint as of January 29, 1999 (the "Class Action"), and lead counsel was selected. The amended consolidated class action complaint asserts claims against the Company and the other defendants for violations of Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the Company's business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company Common Stock was artificially inflated during the putative class periods. The amended consolidated class action complaint focuses on statements made concerning the Company's integration of its various recent acquisitions, as well as statements about the Company's inventories, accounts receivable, expected earnings and sales levels. The plaintiffs seek unspecified compensatory damages and costs (including attorneys and expert fees), expenses and other unspecified relief on behalf of the putative classes.

         In August 1999, the Company reached an agreement in principle to settle the Class Action, subject to certain contingencies described below. By letter dated October 25, 1999, the Company advised the Court that the Company would not be in a position to proceed with the agreement in principle because, due to changed circumstances, the sale of the Company contemplated thereby would likely not occur and the Company lacks the funds to pay its portion of the proposed settlement. The Court has scheduled a status conference regarding this matter to be held on November 29, 1999.

         Under the terms of the agreement in principle, the Class Action would have been settled for a payment of $20 million, of which $10 million would have been funded by the Company's insurance carrier and $10 million by the Company. The agreement in principle contemplated that the Company's $10 million contribution would be paid either from the proceeds of the sale of the Company or, at the Company's option, from funds otherwise available. Under the terms of the agreement in principle, in the event the shares of the common stock of the Company had been sold for an amount in excess of $3 per share pursuant to a definitive sale/merger agreement, the shareholder class would also have been

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


entitled to 25% of the premium in excess of $3 per share upon terms and conditions to be agreed upon between the parties. The plaintiffs may terminate the settlement if the Company does not enter into a definitive sale/merger agreement on or before December 31, 1999, unless the Company had funded its $10 million contribution to the settlement prior to an election to terminate the settlement by the plaintiffs. The Company recorded a provision of $10 million during the second quarter of 1999 reflecting the Company's share of the proposed settlement.


         In March 1999, the Company reported that an investigation conducted by the Company's Audit Committee, with the assistance of Rogers & Wells LLP, had found certain accounting errors and irregularities with respect to the Company's financial results for 1996 and 1997. Rogers & Wells LLP retained the accounting firm of Arthur Andersen LLP to assist in conducting the investigation and in providing advice on accounting matters. Based on the results of the investigation, the Company has restated its financial results for 1996 and 1997. The staff of the SEC has commenced a formal investigation with respect to the aforementioned accounting irregularities and, in connection with that investigation, has issued a document subpoena to the Company. The impact of the investigation on the Company cannot yet be assessed.

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

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


groundwater is not significantly contaminated. The Company will continue to monitor the quality of the groundwater to confirm that it remains acceptable. If the quality of the groundwater remains acceptable after the two year period expires, the Company will seek to withdraw its groundwater work plan.

         At September 30, 1999, the Company had reserves for the remediation costs and additional investigation costs which will be required. Reserves are established when it is probable that a liability has been incurred and such costs can be reasonably estimated. The Company's estimates of these costs were based upon currently enacted laws and regulations and the professional judgment of independent consultants and counsel. Where available information was sufficient to estimate the amount of liability, that estimate has been used. Where information was only sufficient to establish a range of probable liability and no point within the range is more likely than another, the lower end of the range has been used. The Company has not assumed that any such costs would be recoverable from third parties nor has the Company discounted any of its estimated costs, although a portion of the remediation work plan will be performed over a period of years. The amount of environmental liabilities is difficult to estimate due to such factors as the extent to which remedial actions may be required, laws and regulations change or the actual costs of remediation differ when the final work plan is performed.

         On August 3, 1998, the Company and another defendant, one of the Company's employees, were served with a lawsuit initiated by JOFRA Enterprises, Inc. ("JOFRA") in New York State Supreme Court, Westchester County. The derivative complaint, seeking damages of $25,000,000, alleged that the Company's hiring of a certain officer and employees of JOFRA constituted, among other things, unfair competition and wrongful appropriation of business opportunities. The Company defended this lawsuit vigorously and recently agreed to pay JOFRA $87,500 in full settlement for all claims made against the Company and its employee.

         On November 3, 1998, the Company and certain of its directors were named as defendants in a derivative suit commenced in the Court of Chancery of the State of Delaware, New Castle County. The lawsuit seeks to rescind a separation agreement dated as of July 29, 1998 (the "Separation Agreement"), pursuant to which Irwin Selinger resigned as Chairman of the Board, Chief Executive Officer and President of the Company. The lawsuit also seeks unspecified damages as well as the recovery of all sums paid to Mr. Selinger pursuant to the Separation Agreement. The plaintiff alleges that by approving the terms of the Separation Agreement, the defendants breached their fiduciary duties of loyalty and care to the Company by obligating the Company to pay Mr. Selinger substantially more than his former employment agreement had required. The Company considers the plaintiff's allegations to be without merit, and filed a motion to dismiss the complaint on various grounds in February 1999. The motion was argued in September 1999, and the parties are awaiting the Court's decision.

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

         On June 28, 1999, the Irving Tanning Company ("ITC"), a company acquired as part of the acquisition of Fuqua on December 30, 1997 and sold by Graham-Field on January 27, 1998 to a group including the former management of ITC, asserted a claim for indemnification in the amount of $6.75

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


million, plus attorney's fees and costs, against Graham-Field for certain alleged misrepresentations contained in the purchase agreement. The claim relates to an alleged material adverse change in the business of ITC from November 22, 1997 through January 27, 1998 and possibly prior to November 22, 1997. Under the terms of the purchase agreement, all claims that are not resolved between the parties may be submitted to arbitration and no indemnity payments shall be made unless all indemnity claims exceed $1.3 million. The Company considers the indemnity claims to be without merit and intends to defend the claims vigorously. The parties have selected a panel of arbitrators and are beginning discovery.

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

11.      SERIES D PREFERRED STOCK

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

12.      CREDIT FACILITY

         On August 12, 1999, the Company entered into the August 1999 Amendment to its Credit Facility. Under the terms of the August 1999 Amendment, the Company was provided with a Term Loan of $4.5 million, secured by certain real estate and the existing collateral under the Credit Facility. The Term Loan bears interest at IBJ's prime rate plus 2% and provides for the repayment of principal at the rate of $250,000 per month commencing on September 1, 1999, and increasing to $500,000 on January 1, 2000, with a balloon payment due upon the maturity date of the Credit Facility. In addition, the August 1999 Amendment provides for, among other things, a reduction in the maximum revolving advance amount under the Credit Facility from $50 million to $35 million, the elimination of certain availability borrowing base reserves through December 31, 1999, and an amendment to certain financial covenants. Under the terms of the August 1999 Amendment, the interest rate on borrowings was increased from IBJ's prime rate (8.25% at September 30, 1999) plus one percent to IBJ's prime rate plus two percent. In connection with the August 1999 Amendment, the Company paid a commitment fee of $300,000 and a waiver fee of $400,000, which was provided for under the terms of the 1999 Amendments (as hereinafter defined).

         Under the terms of the August 1999 Amendment, the Company is required to pay an additional waiver fee (the "Waiver Fee") in the amount of $200,000 on or before December 31, 1999, unless the

               GRAHAM-FIELD HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


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

         The Company was not in compliance with the net cash flow covenant contained in the Credit Facility as of September 30, 1999 and also does not expect to be in compliance with the December 31, 1999 covenant. Amounts outstanding under the Credit Facility were $19.7 million and $23.8 million at November 12, 1999 and September 30, 1999, respectively. As of November 12, 1999, the Company had unused borrowing availability under the Credit Facility of $3.6 million.

         The Company is currently seeking a waiver of the covenant default from its lenders and/or an amendment to the financial covenants. Under the terms of the Credit Facility, the Company's lenders have the right to require immediate repayment of all amounts borrowed or limit future advances, however as of November 15, 1999, the lenders have not exercised such rights. In the event of a demand for repayment in the future, such demand would result in a cross default under the Indenture for the Company's $100 million Senior Subordinated Notes, resulting in such notes becoming due and immediately payable. As a result, the Company has classified its $100 million Senior Subordinated Notes as current liabilities on the September 30, 1999 balance sheet.

         In addition to seeking covenant waivers and/or amendments, the Company is also pursuing alternative financing sources. There can be no assurance that the Company will be successful in its efforts to receive waivers and/or amendments, improve its cash flow or that it will be able to obtain alternative financing on satisfactory terms in a timely manner to provide sufficient cash to fund its operations. Should the lenders under the agreements described above begin to exercise their remedies against the Company or if the Company makes a determination that it will not be able to fund its operations outside a bankruptcy, the Company would likely seek protection pursuant to Chapter 11 of the United States Bankruptcy Code.

         On April 22, 1999, the Company entered into an amendment to the Credit Facility, which was subsequently amended on May 21 and June 3, 1999 (the "1999 Amendments"). The 1999 Amendments provided for, among other things, the waiver of certain financial covenant defaults, an amendment to certain financial covenants, a new undrawn availability covenant relating to scheduled interest payments on the Senior Subordinated Notes, and other terms and provisions contained in the Credit Facility, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000. The 1999 Amendments reduced the maximum revolving advance amount under the Credit Facility from $80 million to $50 million, and reduced and/or eliminated certain availability and borrowing base reserves.

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

         Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include, but are not limited to, the Company's ability to continue as a going concern, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, the Company's ability to effectively integrate acquired companies, and realize certain manufacturing, operational and distribution efficiencies and cost savings, the termination of the Company's Wheelchair Supply Agreement with P.T. Dharma Polimetal ("P.T. Dharma"), an Indonesian company, the ability of the Company to maintain its gross profit margins, the ability to obtain financing and vendor credit support necessary to operate the Company's business, the ability of the Company to implement its Year 2000 remediation plan and address the risks related to Year 2000 compliance, the ability of the Company to successfully defend the class actions arising out of the Company's public announcement on March 23, 1998 of its financial results for the fourth quarter and year ended December 31, 1997, the failure of the Company to successfully compete with the Company's competitors that have greater financial resources, the loss of key management personnel or the inability of the Company to attract and retain qualified personnel, adverse litigation results, the acceptance and quality of new software and hardware products which will enable the Company to expand its business, the acceptance and ability to manage the Company's operations in foreign markets, possible disruptions in the Company's computer systems or distribution technology systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's filings with the Securities and Exchange Commission, which include this report on Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and the Company's Registration Statement on Form S-4 dated as of December 19, 1997.

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

Operating Revenues

         Operating revenues for the three and nine month periods ended September 30, 1999 were $67,647,000 and $226,718,000, respectively, representing a decrease of approximately 27% and 21%, respectively, from the same periods in the prior year. The decrease is primarily due to the implementation of more stringent credit policies, intense competition in the healthcare industry, the effect of the Company's product rationalization programs to eliminate unprofitable product lines, the negative impact of certain customers experiencing financial difficulty, reduced vendor credit support on certain distributed products and general market concerns regarding the future direction of the Company.

Interest and Other Income

         Interest and other income for the three and nine month periods ended September 30, 1999 was $246,000 and $1,170,000, respectively, as compared to $685,000, and $1,620,000, respectively, for the same periods in the prior year. The net decrease is primarily due to interest income not recognized under a loan arrangement with P.T. Dharma and dividends not received from Irving Tanning in 1999.

Cost of Revenues

         Cost of revenues as a percentage of operating revenues was 73.1% and 71.0%, respectively, for the three and nine month periods ended September 30, 1999, as compared to 69.1% and 69.0%, respectively, recorded in the same periods in the prior year. Gross margin decreased primarily due to intense competition and pricing pressures within the healthcare industry and lower factory utilization during 1999.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of operating revenues for the three and nine month periods ended September 30, 1999 were 42.5% and 39.1%, respectively, as compared to 34.1% and 31.7%, respectively, in the same periods in the prior year. The increase in selling, general and administrative expenses as a percentage of operating revenue is primarily the result of accounting, audit and other professional expenses associated with the accounting investigation conducted by the Company's Audit Committee relating to the Company's restatement of its financial results for 1996 and 1997, consulting fees incurred in connection with the initial implementation of the Company's strategic and operating business plan, certain severance charges and facility exit costs related to distribution center closures (collectively, the "Non-Recurring Expenses"), a significant decrease in operating revenues, higher bad debt expense in 1999, and costs related to the services rendered by Jay Alix & Associates.

         Excluding the Non-Recurring Expenses, selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 were $27,425,000 and $82,568,000, respectively, as compared to $29,217,000 and $88,798,000, respectively, in the same periods in the prior year. The reduction in selling, general and administrative expenses is primarily related to (i) lower distribution and warehousing costs as a result of cost savings from certain distribution center closures in the first half of 1999 and lower variable distribution expenses (principally outbound freight) due to reduced revenues and (ii) lower selling and marketing expenses as a result of lower personnel costs, cost reduction programs and reduced commissions due to lower revenues.

Class Action Settlement

         In August 1999, the Company reached an agreement in principle to settle the Class Action, subject to certain contingencies described below. By letter dated October 25, 1999, the Company advised the Court that the Company would not be in a position to proceed with the agreement in principle due to changed circumstances. Under the terms of the agreement in principle, the Class

Action would have been settled for a payment of $20 million, of which $10 million would have been funded by the Company's insurance carrier and $10 million by the Company. The agreement in principle contemplated that the Company's $10 million contribution would be paid either from the proceeds of the sale of the Company or, at the Company's option, from funds otherwise available. Under the terms of the agreement in principle, in the event the shares of the common stock of the Company had been sold for an amount in excess of $3 per share pursuant to a definitive sale/merger agreement, the shareholder class would also be entitled to 25% of the premium in excess of $3 per share upon terms and conditions to be agreed upon between the parties. The plaintiffs may terminate the settlement if the Company does not enter into a definitive sale/merger agreement on or before December 31, 1999, unless the Company has funded its $10 million contribution to the settlement prior to an election to terminate the settlement by the plaintiffs. The Company recorded a provision of $10 million during the second quarter of 1999 reflecting the Company's share of the proposed settlement.

Interest Expense

         Interest expense for the three and nine month periods ended September 30, 1999 was $3,062,000 and $9,395,000, respectively, as compared to $3,412,000 and $9,219,000, respectively, for the same periods in the prior year. The decrease for the three month period is the result of lower average borrowings under the Credit Facility for the period, partially offset by higher interest rates. The increase for the nine month period is due to a higher cost of borrowings under the Credit Facility, partially offset by a decreased level of borrowings.

Net Loss

         Loss before income taxes for the three and nine month periods ended September 30, 1999 was $13,369,000 and $41,083,000, respectively, as compared to a loss before income taxes of $5,712,000 and $9,673,000 for the same periods in the prior year.

         The increase in the loss before income taxes was primarily due to a decrease in operating revenues, an increase in cost of revenues as a percentage of sales, an increase in selling, general and administrative expenses and a $10 million provision recorded for the proposed settlement of the Class Action.

         For the three and nine month periods ended September 30, 1999, the Company did not record an income tax benefit because a full valuation allowance was recorded against the net deferred tax assets. The Company recorded an income tax benefit of $1,287,000 for the third quarter of 1998.

         The Company's business has not been materially affected by inflation.

Liquidity and Capital Resources

         Cash provided by operating activities for the nine months ended September 30, 1999 was $8,503,000 compared to cash used in operating activities of $32,174,000 in the same period in the prior year. This improvement is primarily due to a reduction in receivables, inventories and other current assets in 1999 and an increase in accounts payable and accruals in 1999, offset by a reduction in earnings before non-cash items in 1999. The reduction in inventories and receivables is the result of the implementation of initiatives to reduce inventory and collect past due receivables as well as a significant decline in sales.

         On August 12, 1999, the Company entered into the August 1999 Amendment to its Credit Facility, which provides for borrowings including letters of credit and bankers acceptances. Under the terms of the August 1999 Amendment, the Company was provided with a Term Loan of $4.5 million, secured by certain real estate and the existing collateral under the Credit Facility. The Term Loan bears interest at IBJ's prime rate plus 2% and provides for the repayment of principal at the rate of $250,000 per month commencing on September 1, 1999, and increasing to $500,000 on January 1, 2000, with a balloon payment due upon the maturity date of the Credit Facility. In addition, the August 1999 Amendment provides for, among other things, a reduction in the maximum revolving advance amount under the Credit Facility from $50 million to $35 million, the elimination of certain availability borrowing base reserves through December 31, 1999, and an amendment to certain financial covenants. Under the terms of the August 1999 Amendment, the interest rate on borrowings was increased from IBJ's prime rate (8.25% at September 30, 1999) plus one percent to IBJ's prime rate plus two percent. In connection with the August 1999 Amendment, the Company paid a commitment fee of $300,000 and a waiver fee of $400,000, which was provided for under the terms of the 1999 Amendment (as hereinafter defined).

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

         The Company has incurred significant losses in 1999 and each of the three years in the period ended December 31, 1998. These losses have arisen as a result of declining sales and margins in 1999, a significant amount of merger, restructuring and other expenses incurred in connection with previous acquisitions, the failure to integrate effectively these acquisitions and realize the benefits and synergies to be derived therefrom and the impact of intense competition within the healthcare industry. The losses also included significant charges relating to provisions for accounts receivable, inventory and other asset write-offs in 1997 and 1998, a provision to increase the valuation allowance on deferred tax assets in 1998, and certain professional, consulting and other advisory fees and severance charges in 1999. Further, the Company and certain of its directors and officers have been named as defendants in at least fifteen putative class action lawsuits (the "Class Action") which have been consolidated into an amended complaint. In August 1999, the Company reached an agreement in principle to settle the Class Action, subject to certain contingencies described herein. However, as further described in Note 10, on October 25, 1999, the Company determined it would not be in a position to proceed with the agreement in principle due to changed circumstances.

         Management has continued with a program to reduce operating expenses, reduce the investment in working capital and take other actions to improve its cash flow. These actions include, but are not limited to, (i) the completion of the activities contemplated by the Company's restructuring plan as further described in Note 9; (ii) the initiation of inventory reduction and product rationalization programs; (iii) the tightening of credit policies and payment terms; (iv) the reduction in previously budgeted capital expenditures; (v) the implementation of streamlined product pricing and product return guidelines;
(vi) the initiation of an aggressive program to collect past due accounts receivable; and (vii) the realignment and consolidation of sales forces and territories.

         Notwithstanding the actions described above, the Company's losses have continued to accelerate during 1999 and sales have continued to decline, resulting in decreased liquidity. The Company was not in compliance with the net cash flow covenant contained in its Credit Facility as of September 30, 1999 and also does not expect to be in compliance with the December 31, 1999 net cash flow covenant. Amounts outstanding under the Credit Facility (including the Term Loan described in Note 12) were $19.7 million and $23.8 million at November 12, 1999 and September 30, 1999, respectively. As of November 12, 1999, the Company had unused borrowing availability under the Credit Facility of $3.6 million.

         The Company is currently seeking a waiver of the covenant default from its lenders and/or an amendment to the financial covenants. Under the terms of the Credit Facility, the Company's lenders have the right to require immediate repayment of all amounts borrowed or limit future advances, however as of November 15, 1999, the lenders have not exercised such rights. In the event of a demand for repayment in the future, such demand would result in a cross default under the Indenture for the Company's $100 million Senior Subordinated Notes, resulting in such notes becoming due and immediately payable. As a result, the Company has classified its $100 million Senior Subordinated Notes as current liabilities on the September 30, 1999 balance sheet.

         In addition to seeking covenant waivers and/or amendments, the Company is also pursuing alternative financing sources. There can be no assurance that the Company will be successful in its efforts to receive waivers and/or amendments, improve its cash flow or that it will be able to obtain alternative financing on satisfactory terms in a timely manner to provide sufficient cash to fund its operations. Should the lenders under the agreements described above begin to exercise their remedies against the Company or if the Company makes a determination that it will not be able to fund its operations outside a bankruptcy, the Company would likely commence a Chapter 11 bankruptcy case under the United States Bankruptcy Code.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         On April 22, 1999, the Company entered into an amendment to the Credit Facility, which was subsequently amended on May 21 and June 3, 1999 (the "1999 Amendments"). The 1999 Amendments provided for, among other things, the waiver of certain financial covenant defaults, an amendment to certain financial covenants, a new undrawn availability covenant relating to scheduled interest payments on the Senior Subordinated Notes, and other terms and provisions contained in the Credit Facility, and an extension of the term of the Credit Facility from December 10, 1999 to May 31, 2000. The 1999 Amendments reduced the maximum revolving advance amount under the Credit Facility from $80 million to $50 million, and reduced and/or eliminated certain availability and borrowing base reserves.

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

Year 2000

         The following disclosure is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. Graham-Field has developed, and is in the process of implementing, a Year 2000 ("Y2K") remediation plan, in an attempt to address the risks related to the Y2K readiness of information technology ("IT") systems, non-IT systems and products, and relationships with third parties. The Company has three major IT application environments: distribution, manufacturing and warehouse automation. Management has selected application packages that the Company believes are Y2K ready based upon representations from the supplier of such application packages.

         The distribution package includes the corporate general ledger, accounts payable, accounts receivable, purchasing, inventory control and order entry functions. General ledger, accounts payable and accounts receivable upgrades were completed in 1997. Purchasing and inventory control functions were completed in 1998, and the order entry and manufacturing system upgrades were all completed in 1999.

         Management believes, subject to completion of its review of the Y2K readiness of its critical business partners (as discussed below) and completion of testing, that the Distribution, Manufacturing, and Warehouse automation systems should be Y2K ready. With respect to each of these application environments, the Company is relying on the representations of suppliers and other third parties whose activities may impact the Company's business operations that they are Y2K ready.

         The Company has engaged external resources to perform independent Y2K evaluation and remediation of critical systems. The independent readiness testing and remediation for the Distribution and Warehouse Automation systems have been completed. The independent readiness testing for the Manufacturing system is in process and is expected to be completed not later than December 1999.

         The Company is in the process of reviewing its relationships with high-priority business partners, including such areas as payroll, electronic banking, EDI links, and freight systems, to determine their Y2K readiness status. The Company is relying primarily on the representations of these external parties about their Y2K readiness. The inability of the Company's high-priority business partners to be Y2K ready could have a material adverse effect on the business, financial position, and results of operations of the Company.

         With respect to non-IT system issues, the Company is in the process of assessing the Y2K readiness of its products to determine if there are any material issues associated with the Y2K problem, including any issues related to embedded technology in these products. Towards that end, the Company has identified its at-risk products (which include date data processing), prioritized these products, and identified and addressed pertinent Y2K concerns.

The Company is assessing the Y2K readiness representations made by suppliers. Since the Company's Y2K plan is dependent in part upon these suppliers and other key third parties being Y2K ready, there can be no assurance that the Company's efforts in this area will be able to prevent a material adverse effect on the Company's business, financial position, and results of operations in future periods should a significant number of suppliers and customers experience business disruptions as a result of their lack of Y2K readiness. The Y2K readiness of the Company's products is posted on the Graham-Field web site (www.grahamfield.com).


         In the event that the Company's IT and non-IT systems are not Y2K ready, the most reasonably likely worst case scenario is a material adverse effect on the Company's business, financial position, and results of operations in future periods. The Company is creating a contingency plan to address potential Y2K failures of its critical IT and non-IT systems. This contingency plan will include, but not be limited to, identification and mitigation of potentially serious business interruptions, adjustment of inventory levels to meet customer needs, and establishment of crisis response processes to address unexpected problems. In developing the contingency plan, the Company will be prioritizing its applications and developing emergency measures to address potential failures of applications that are deemed significant to the Company's business operations. Moreover, the Company's contingency plans will attempt to address Y2K risks in connection with potential Y2K failures experienced by third parties such as suppliers.

         A Y2K program manager has been assigned to coordinate the computer system upgrades and the Company's Y2K readiness plan. In 1998, the Company expended approximately $150,000 on its Y2K plan, primarily related to the costs of outside consulting and review services. In 1999, the Company expects to expend approximately $250,000 for outside consulting assistance, and $250,000 in the form of capital equipment leases to replace equipment that is determined not to be Y2K ready. In addition, in 1999, the Company expects to expend $150,000 for an independent Y2K audit, and approximately $350,000 to undertake and complete system testing. The Company's upgrades of IT systems were not accelerated because of Y2K issues, and accordingly, such costs are not included in the costs of the Y2K plan. With respect to non-IT system issues, the Company is unable to estimate its remediation costs since it does not have information available upon which to measure the cost of Y2K readiness in the non-IT system areas. At this time, Management does not believe that such costs will have a material effect on the business, financial position, and results of operations of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 1999, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Mexico and Canada; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 9.75%, and borrowings under its Credit Facility, as further described in Note 12 to the Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 10 to the Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The 1999 annual meeting of shareholders was held on August 16, 1999. Directors elected at the meeting were Rupert O.H. Morley and Louis A. Lubrano. In addition, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year was approved. The tabulation of votes for these matters is as follows:

1. Election of Directors

     DIRECTOR            FOR       %      AGAINST     %     ABSTAINED
     --------            ---      --      -------    --     ---------
Rupert O.H. Morley   30,755,696   85      459,366     1         0
Louis A. Lubrano     30,753,407   85      461,655     1         0

2. Appointment of Ernst & Young LLP

                         FOR       %      AGAINST      %    ABSTAINED    %
                         ---      --      -------    --     ---------   --
                     28,090,784   78      3,052,575    8     71,703      *

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No. 3.6 - Amendment to Graham-Field's By-Laws, dated October 21, 1999.

Reports on Form 8-K:

Not applicable.

-------------
*less than 1%.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GRAHAM-FIELD HEALTH PRODUCTS, INC.
                                           (Registrant)


Date: November 16, 1999                             /s/ John G. McGregor
              ----                         -------------------------------------
                                                        John G. McGregor
                                           President and Chief Executive Officer

Date: November 16, 1999                             /s/ Robert J. Gluck
              ----                         -------------------------------------
                                                        Robert J. Gluck
                                                   Senior Vice President and
                                                    Chief Financial Officer